Form 10-Q
period 1995-01-31
GELMAN SCIENCES INC
filed 1995-02-24
CIK 310252

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended    January 31, 1995
                                              --------------------

                                      OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

    For the transition period from           to
                                   ---------     ---------

                   Commission file number            I7828
                                               ----------------


                             GELMAN SCIENCES INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MICHIGAN                                       38-1614806
- - - - -------------------------------                   --------------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                     (Identification Number)


            600 South Wagner Road, Ann Arbor, Michigan  48103-9019
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (313) 665-0651
               -----------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----        -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At February 22, 1995 6,235,625 shares were outstanding of the Company's $.10 par value common stock.

                             GELMAN SCIENCES INC.
                                    INDEX


                                                                  Page
PART I.  Financial Information                                   Number
- - - - -------------------------------                                  -------
ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets of
           January 31, 1995 (Unaudited) and
           July 31, 1994  . . . . . . . . . . . . . . . . . . . .   3

           Condensed Unaudited Consolidated Statements of
           Operations for the three and six months ended
           January 31, 1995 and 1994  . . . . . . . . . . . . . .   4

           Condensed Unaudited Consolidated Statements of
           Cash Flows for the six months ended
           January 31, 1995 and 1994  . . . . . . . . . . . . . .   5

           Condensed Notes to Unaudited Consolidated
           Financial Statements . . . . . . . . . . . . . . . . .   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . . . . .   7


PART II.  OTHER INFORMATION
- - - - ---------------------------

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .  10

Item 4    Submission of Matters to a Vote of Security Holders . .  11

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .  12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                   January 31    July 31
                                                      1995        1994
                                                   -----------  -----------
ASSETS                                             (Unaudited)
Current Assets:
     Cash                                          $   1,906    $   1,525
     Accounts receivable, less allowances             21,680       20,859
     Inventories:
        Finished products                              5,785        5,790
        Work in process                                1,689        1,555
        Raw material and purchased parts               6,709        6,645
                                                   ---------    ---------
                                                      14,183       13,990
     Other current assets                              4,485        3,849
                                                   ---------    ---------
             Total Current Assets                     42,254       40,223

Property, Plant and Equipment                         65,552       63,554
Less Allowances for Depreciation                     (35,252)     (34,392)
                                                   ---------    ---------
                                                      30,300       29,162
Intangibles and Other Assets                           2,348        2,302
                                                   ---------    ---------
               Total Assets                        $  74,902    $  71,687
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                 $   1,718    $   1,549
     Accounts payable                                  4,396        5,611
     Accrued expenses                                  8,208        7,784
     Current maturities of long-term debt              4,070        1,829
                                                   ---------    ---------
             Total Current Liabilities                18,392       16,773

Long-Term Debt, Exclusive of Current Maturities       20,739       21,820
Other Long-Term Liabilities                            2,156        2,659
Stockholders' Equity:
     Preferred stock, par value $1.00 per share
     Common stock, par value $.10 per share              622          613
     Additional capital                               14,670       14,055
     Retained earnings                                19,579       17,092
     Translation adjustments                            (806)        (875)
     Less loan to Employee Stock Ownership Plan         (450)        (450)
                                                   ---------    ---------
              Total Stockholders' Equity              33,615       30,435
                                                   ---------    ---------
     Total Liabilities and Stockholders' Equity    $  74,902    $  71,687
                                                   =========    =========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In Thousands, except per share data)

                                           Three Months Ended       Six Months Ended
                                              January 31               January 31
                                          ----------------------  ----------------------
                                             1995       1994         1995       1994
                                          ---------- ----------  ----------- ----------
Net Sales                                  $  24,018  $  23,282    $  48,185  $  45,576
Cost and Expenses:
  Cost of products sold                       11,573     11,654       23,583     23,030
  Selling and administrative                   8,808      8,410       17,320     16,299
  Research and development                     1,316      1,106        2,624      2,326
  Other income - net                            (117)       (21)        (122)       (78)
                                           ---------  ---------    ---------  ---------
Operating Earnings                             2,438      2,133        4,780      3,999
Interest Expense                                 449        400          882        878
                                           ---------  ---------    ---------  ---------
Earnings Before Income Taxes                   1,989      1,733        3,898      3,121
Provision For Income Taxes                       733        639        1,411      1,129
                                           ---------  ---------    ---------  ---------
Net Earnings                               $   1,256  $   1,094    $   2,487  $   1,992
                                           =========  =========    =========  =========
Primary Earnings Per Share                 $    0.19  $    0.18    $    0.38  $    0.32
                                           =========  =========    =========  =========
Weighted Average Common and
Common Equivalent Shares Outstanding           6,605      6,220        6,597      6,183
                                           =========  =========    =========  =========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                        Six Months Ended
                                                            January 31
                                                      ---------------------
                                                         1995       1994
                                                      ---------- ----------
Operating Activities
Net earnings                                            $  2,487   $  1,992
Loss on disposal of assets                                    25          -
Depreciation and amortization                              2,092      2,251
Increase in inventories                                     (150)    (1,153)
Increase in accounts receivable                             (724)    (1,737)
Increase in other current assets                            (620)      (345)
Increase (decrease) in current liabilities                  (675)       814
Decrease in liabilities for environmental activities        (522)      (746)
Tax benefit from exercised stock options                     220        191
Other                                                         38         56
                                                        --------   --------
    Net Cash Provided by Operating Activities              2,171      1,323

Financing Activities
Long-term debt borrowings                                 14,420     15,683
Principal payments on long-term debt                     (13,267)   (14,114)
Proceeds from exercised stock options                        386        499
                                                        --------   --------
    Net Cash Provided by Financing Activities              1,539      2,068

Investing Activities
Capital expenditures                                      (3,207)    (3,446)
Proceeds from sale of assets                                  34          3
(Increase) decrease in intangibles and other assets          (71)      (222)
                                                        --------   --------
    Net Cash Used in Investment Activities                (3,244)    (3,665)

Effects of Exchange Rate Changes on Cash                     (85)        15
                                                        --------   --------
Net change in cash during the period                         381       (259)
Cash at beginning of period                                1,525      1,142
                                                        --------   --------
Cash at end of period                                   $  1,906   $    883
                                                        ========   ========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                             GELMAN SCIENCES INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position of Gelman Sciences Inc. and subsidiaries as of January 31, 1995, and the results of their operations and cash flows for the three months and six months ended January 31, 1995 and 1994. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the year ended July 31, 1994. The results of operations for the three months and six months ended January 31, 1995 and 1994 are not necessarily indicative of the results of the full year.

PUBLIC OFFERING

  On January 27, 1995 the Company filed a registration statement with the Securities and Exchange Commission to sell 1,000,000 shares of common stock in an underwritten public offering. The Company has granted the underwriters an option for 30 days to purchase up to an additional 150,000 shares of common stock solely to cover overallotment.

  The net proceeds from the sale of common stock will be used to repay a term note payable to NBD Bank N.A. and to reduce outstanding indebtedness under the Company's Credit Agreement.

POLLUTION RELATED MATTERS

     The Company has settled several lawsuits related to groundwater contamination and has begun remediation activities. The remediation plan requires the Company to treat the groundwater to the extent necessary to reduce the contaminants to a defined level. Management estimates that remediation will take eight years. Total costs to the Company of pollution-related activities will be dependent upon the efficacy and duration of the remediation plan and obtaining a cost-free repository for treated groundwater. The ultimate costs to be incurred could exceed the amount provided of $1.1 million at January 31, 1995. However, it is the opinion of management that these additional costs, if any, will not have a material adverse effect on the Company's operations because the cash outflows would be spread over many future years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Six Months ended January 31, 1995 and 1994

        Net sales for the six months ended January 31, 1995 increased $2.6 million or 5.7% to $48.2 million as compared to net sales of $45.6 million for the six months ended January 31, 1994. Net sales for the six months ended January 31, 1994 included (a) non-recurring sales of $3.0 million related to the Company's Australian non-core product lines that have been divested and
(b) a special shipment of $800,000 of roll stock membrane to a single customer. This customer has placed its annual order this year; however, the shipment dates are spread over the next twelve months. Sales in the first half of fiscal 1995 were favorably affected by the weakened U.S. dollar, which increased reported sales by $798,000. The Company's sales growth, adjusted for these items, was 13.4%.

        Sales to customers in North, Central and South America increased 10.8% over the same period of the prior fiscal year primarily due to a 31.6% increase in sales of medical devices. Sales to customers in Europe increased 17.0% mainly due to increases in sales of process filtration products in Italy and France. Sales to customers in the Asia/Pacific region declined 28.0% as a result of the divestiture of the Australian non-core product lines. Without the effect of these sales, Asia/Pacific sales would have increased 22.5%, primarily attributable to increases in sales of process filtration products in Japan and Korea. Worldwide sales of laboratory products, medical devices and process filtration products increased 11.1%, 23.6% and 19.7%, respectively. Worldwide sales of microporous membranes decreased 8.2% as a result of the special shipment to a single customer in the first half of fiscal 1994. Without the effect of this shipment, sales of microporous membranes would have increased 14.7%.

        Gross profit increased $2.1 million or 9.1% to $24.6 million in the six months ended January 31, 1995, as compared to $22.5 million in the six months ended January 31, 1994. As a percentage of net sales, gross profit increased to 51.1% from 49.5%. The improvement in gross profit is primarily attributable to the divestiture of the lower margin non-core product lines and improved operating efficiencies, which was partially offset by a less favorable product mix due to lower membrane sales as a percentage of sales.

        Selling and administrative expenses increased $1.0 million or 6.3% to $17.3 million in the six months ended January 31, 1995, compared to $16.3 million in the six months ended January 31, 1994. The increase in selling and administrative expenses was primarily due to efforts to implement the Company's growth strategy, particularly in the international markets.

        Research and development expenses increased to $2.6 million in the six months ended January 31, 1995 as compared to $2.3 million in the six months ended January 31, 1994, or 12.8%. As a percentage of net sales, these expenses were 5.4% compared to 5.1%. The higher research and development spending is a result of an increased effort to develop and modify products to meet customer requirements.

        The effective tax rate for each of the six months ended January 31,1995 and 1994 was 36.2%.

        Net earnings increased $495,000 or 24.8% to $2.5 million or $.38 per share for the six months ended January 31, 1995, compared to $2.0 million or $.32 per share for the six months ended January 31, 1994. As a percentage of sales, net earnings were 5.2% compared to 4.4% .

Comparison of Three Months ended January 31, 1995 and 1994

        Net sales for the second quarter ended January 31, 1995 increased by 3.2% to $24.0 million as compared to $23.3 million for the second quarter of fiscal 1994. The second quarter sales for fiscal 1994 were affected by the two items discussed under the six month sales comparison in the amount of $2.3 million. The second quarter fiscal 1995 sales were favorably affected by the weakened U.S. dollar, which increased reported sales by $474,000. The Company's sales growth for the second quarter of fiscal 1995 versus the same period last fiscal year, adjusted for the two items mentioned and the fluctuation in foreign currency, was 12.3%.

        Worldwide sales of laboratory products, medical devices and process filtration products increased 12.9%, 17.6% and 22.2%, respectively, as compared to the second quarter of fiscal 1994. The sales growth in these markets is primarily attributable to a more intensive selling and marketing program, especially its focus on sales outside the United States. Membrane sales decreased 21.8% because of the large shipment mentioned under the six month comparison. Without this shipment, microporous membrane sales increased 12.1% as compared to the second quarter of fiscal 1994.

        Net earnings for the second quarter ended January 31, 1995 were $1.3 million as compared to $1.1 million for the second quarter ended January 31, 1994. The second quarter of fiscal 1994 was favorably affected by the large shipment of roll stock membrane which increased earnings by $260,000. Without this transaction, net earnings in the second quarter of fiscal 1995 would have increased 50.5%. This transaction favorably impacted the gross profit in the second quarter of fiscal year 1994 by 0.5%. Therefore, on a comparable basis, gross profit as a percentage of sales increased from 49.5% to 51.9% for the second quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated cash from operations in the amount of $2.2 million and increased borrowings by $1.2 million for the six months ended January 31, 1995. The funds were used for capital expenditures of $3.2 million and to finance trade receivables attributable to higher sales in the last month of the second quarter, which is a seasonal pattern. Working capital was $23.9 million and $23.4 million at January 31, 1995 and July 31, 1994, respectively. The working capital at January 31, 1995 includes the classification of a $3.5 million term note due December 31, 1995 as a current liability. At January 31, 1995, the Company's unused portion of its Credit Agreement was $7.5 million.

  On January 27, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission to sell 1,000,000 shares of common stock in an underwritten public offering. The Company granted the underwriters an option for 30 days to purchase up to an additional 150,000 shares of common stock solely to cover overallotment. The net proceeds from the sale will be used to repay the term note and to reduce outstanding indebtedness under the Company's Credit Agreement. The proceeds should be received at the end of March.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is involved in various legal actions in the normal course of business. In addition, the Company is currently a party to various legal actions arising under statutes regulating the discharge of materials into or otherwise protecting the environment. These have been described in the Company's 1994 Annual Report, in Item 1. "Environmental Regulations" and Item
3. "Legal Proceedings" of the Company's Form 10-K for the year ended July 31, 1994, and in Item 1. "Legal Proceedings in Part II of the Company's Form 10-Q for the quarter ended October 31, 1994. The following sets forth these environmental matters to the extent any material developments have occurred since the filing of the Company's Form 10-Q for the quarter ended October 31, 1994.

  Campbell, et al. v. Gelman Sciences Inc. (Circuit Court for Washtenaw
County, Michigan, Case No. 91-41524-CE). On July 30, 1991, a complaint was filed against the Company by five individuals residing in the Westover residential subdivision located near the main facility of the Company for damages for anticipated expenses for future medical monitoring asserted to be necessary as a result of exposure to air and groundwater allegedly contaminated by the Company. On August 26, 1991, the Company filed its answer, denying liability and asking the Court to dismiss this lawsuit. On October 23, 1992, the Court entered an Order granting summary judgment to the Company, and, on December 11, 1992, the case was dismissed. The plaintiffs appealed the dismissal. On February 8, 1995, the Michigan Court of Appeals affirmed the dismissal.

  Laird, et ano v. Gelman Sciences Inc., et ano (Circuit Court for Washtenaw County, Michigan, Case No. 93-623 CZ). On May 12, 1993, two owners of a business located near the main facility of the Company brought this action against the Company and its Chairman for damages associated with alleged contamination of the groundwater supply of that business. On December 1, 1994, the parties agreed to settle this case. The Company paid the plaintiffs $30,000 and the case was dismissed on stipulation of the parties on January 3, 1995.

  "Thermo Chem" Superfund Site, Muskegon, Michigan. By correspondence dated January 2, 1992, the United States Environmental Protection Agency ("USEPA") identified the Company as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for past and future response costs in connection with the Thermo Chem Superfund site, a waste chemical reclamation and disposal site. The USEPA issued an Administrative Order mandating remediation of the site to a number of generator PRPs. On July 22, 1994, the Company and the USEPA entered into a settlement agreement under which the Company agreed to pay $124,100. A consent order based on that agreement became effective February 8, 1995. Payment is due by March 10, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders, held on December 15, 1994, the Shareholders approved an amendment to the Restated Articles of Incorporation to increase the authorized shares of Common Stock of Gelman Sciences Inc. from 8,000,000 to 15,000,000. The Shareholder votes were 5,178,994 or 93.21% "For"
365,039 or 6.57% "Against", and 12,313 or 0.22% "Abstain".

  At the same meeting, the Shareholders approved an amendment to the Gelman Sciences Inc. 1988 Stock Option Plan to permit the Company to grant employee stock options with respect to up to 400,000 additional shares of Common Stock of the Company. The Shareholder votes were 3,353,352 or 60.35% "For", 1,006,627 or 18.12% "Against", and 21,895 or 0.39% "Abstain", and 1,174,472 or
21.14% "Broker's Non Vote".

  Further, the Shareholders elected four directors as follows:

  Dr. Hajime Kimura, M.D., Ph.D., was re-elected as a director for a two-year term expiring with the 1996 Annual Meeting. The Shareholder votes were 5,544,008 or 99.78% "For", and 12,338 or 0.22% "Withheld".

  Mr. Charles Gelman was re-elected as a director for a three- year term expiring with the 1997 Annual Meeting. The Shareholder votes were 5,541,466 or 99.73% "For", and 14,880 or 0.27% "Withheld".

  Mr. Charles Newman was re-elected as a director for a three- year term expiring with the 1997 Annual Meeting. The Shareholder votes were 5,545,155 or 99.80% "For", and 11,191 or 0.20% "Withheld".

  Mr. Robert Collins was re-elected as a director for a three- year term expiring with the 1997 Annual Meeting. The Shareholder votes were 5,545,357 or 99.80% "For", and 10,989 or 0.20% "Withheld".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     (3)  Articles of Incorporation and Bylaws

          (1) Restated Articles of Incorporation for Amendment of Article III to increase the authorized shares of Common Stock to 15,000,000.

     (4)  Instruments Defining the Rights of Security Holders

          (1) Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under each instrument does not exceed
          10% of the total consolidated assets of the Company. The Company hereby agrees to furnish a copy of each such instrument to the Commission upon its request.

     (10) Material Contracts

         (1)  Warrant Agreement, Dated September 2, 1994, with Dr.  Hajime
          Kimura.

     (11) Statement re computation of per share earnings for the three and six months ended January 31, 1995 and 1994.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended January 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GELMAN SCIENCES INC.
                          ---------------------------------
                                 (Registrant)




Date: February 24, 1995          Charles Gelman
                            --------------------------------
                            Chairman of the Board and
                            Chief Executive Officer



Date: February 24, 1995       James J. Fahrner
                            --------------------------------
                            Vice President, Finance and
                            Chief Financial Officer

                                EXHIBIT INDEX

                                                                                              PAGE
EXHIBIT                       DESCRIPTION                                                    NUMBER
- - - - -------                       -----------                                                    ------
             (3)  Articles of Incorporation and Bylaws

                  (1)  Restated Articles of Incorporation for Amendment of Article III
                  to increase the authorized shares of Common Stock to 15,000,000.

             (4)  Instruments Defining the Rights of Security Holders

                  (1)  Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under each instrument does not exceed
                  10% of the total consolidated assets of the Company.  The Company hereby agrees to furnish a copy of each such instrument to the
                  Commission upon its request.

             (10) Material Contracts

                 (1)  Warrant Agreement, Dated September 2, 1994, with Dr. Hajime
                  Kimura.

             (11) Statement re computation of per share earnings for the three and six months ended January 31, 1995 and 1994.

             (27) Financial Data Schedule