Form 10-Q
period 1995-04-30
GELMAN SCIENCES INC
filed 1995-06-13
CIK 310252

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended    April 30, 1995

                                   OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

                    Commission file number        I7828
                                           ----------------

                             GELMAN SCIENCES INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

      MICHIGAN                                        38-1614806
- -------------------------------                   ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                    Identification Number)

           600 South Wagner Road, Ann Arbor, Michigan  48103-9019
           ------------------------------------------------------
                   Address of principal executive offices)
                                  (Zip Code)

                                (313) 665-0651
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At June 1, 1995, 7,736,939 shares were outstanding of the Company's $.10 par value common stock.

GELMAN SCIENCES INC.
INDEX

                                                                Page
PART I.  Financial Information                                  Number
  Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets of
          April 30, 1995 (Unaudited) and
          July 31, 1994. . . . . . . . . . . . . . . . . . . . . .3

          Condensed Unaudited Consolidated Statements of
          Operations for the three and nine months ended
          April 30, 1995 and 1994 . . . . . . . . . . . . . . . . 4

          Condensed Unaudited Consolidated Statements of
          Cash Flows for the nine months ended
          April 30, 1995 and 1994 . . . . . . . . . . . . . . . . 5

          Condensed Notes to Unaudited Consolidated
          Financial Statements  . . . . . . . . . . . . . . . . . 6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . . . 7


PART II.  Other Information

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .10

  Item 5.   Other Information . . . . . . . . . . . . . . . . . . .10

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .11

  Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . 12

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                         April 30,      July 31,
                                                           1995          1994
                                                        -----------   -----------
ASSETS                                                  (Unaudited)
Current Assets:
     Cash                                                  $  2,274      $  1,525
     Accounts receivable, less allowances                    25,322        20,859
     Inventories:
        Finished products                                     6,536         5,790
        Work in process                                       1,783         1,555
        Raw material and purchased parts                      7,280         6,645
                                                         ----------    ----------
                                                             15,599        13,990
     Other current assets                                     4,885         3,849
                                                         ----------    ----------
                   Total Current Assets                      48,080        40,223

Property, Plant and Equipment                                67,650        63,554
Less Allowances for Depreciation                            (36,117)      (34,392)
                                                         ----------    ----------
                                                             31,533        29,162
Intangibles and Other Assets                                  2,337         2,302
                                                         ----------    ----------
                       Total Assets                       $  81,950     $  71,687
                                                         ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                         $  1,788      $  1,549
     Accounts payable                                         5,764         5,611
     Accrued expenses                                         8,748         7,784
     Current maturities of long-term debt                       553         1,829
                                                         ----------    ----------
                 Total Current Liabilities                   16,853        16,773

Long-Term Debt, Exclusive of Current Maturities               6,967        21,820
Other Long-Term Liabilities                                   2,336         2,659
Stockholders' Equity:
     Preferred stock, par value $1.00 per share
     Common stock, par value $.10 per share                     772           613
     Additional capital                                      34,414        14,055
     Retained earnings                                       21,550        17,092
     Translation adjustments                                   (492)         (875)
     Less loan to Employee Stock Ownership Plan                (450)         (450)
                                                         ----------    ----------
                Total Stockholders' Equity                   55,794        30,435
                                                         ----------    ----------
     Total Liabilities and Stockholders' Equity           $  81,950     $  71,687
                                                         ==========    ==========

     See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

                                         Three Months Ended        Nine Months Ended
                                              April 30,                 April 30,
                                      ----------------------    ----------------------
                                         1995        1994          1995        1994
                                      ----------  ----------    ----------  ----------
Net Sales                              $  26,893   $  24,377     $  75,078   $  69,953
Cost and Expenses:
  Cost of products sold                   12,825      12,335        36,408      35,366
  Selling and administrative               9,528       8,222        26,848      24,521
  Research and development                 1,366       1,188         3,990       3,514
  Other income - net                        (241)        (68)         (363)       (146)
                                      ----------  ----------    ----------  ----------
Operating Earnings                         3,415       2,700         8,195       6,698
Interest Expense                             311         434         1,193       1,311
                                      ----------  ----------    ----------  ----------
Earnings Before Income Taxes and
    Extraordinary Item                     3,104       2,266         7,002       5,387
Provision For Income Taxes                 1,133         784         2,544       1,913
                                      ----------  ----------    ----------  ----------
Earnings Before Extraordinary Item         1,971       1,482         4,458       3,474
Extraordinary Item -
    Early Extinguishment of Debt               -         183             -         183
                                      ----------  ----------    ----------  ----------
Net Earnings                            $  1,971    $  1,299      $  4,458    $  3,291
                                      ==========  ==========    ==========  ==========

Primary Earnings Per Share Before
   Extraordinary Item                   $   0.26    $   0.23      $   0.64    $   0.56
                                      ==========  ==========    ==========  ==========
Primary Earnings Per Share              $   0.26    $   0.20      $   0.64    $   0.53
                                      ==========  ==========    ==========  ==========

Weighted Average Common and
Common Equivalent Shares Outstanding       7,587       6,353         6,927       6,240
                                      ==========  ==========    ==========  ==========

  See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                Nine Months Ended
                                                                    April 30
                                                             -----------------------
                                                               1995        1994
                                                             ----------- -----------
Operating Activities
Net earnings                                                  $   4,458   $   3,291
Loss (gain) on disposal of assets                                    54        (211)
Extraordinary item                                                    -         295
Depreciation and amortization                                     3,288       3,188
Increase in inventories                                          (1,228)     (1,404)
Increase in accounts receivable                                  (3,867)     (3,872)
Increase in other current assets                                   (948)       (153)
Increase (decrease) in current liabilities                          927        (479)
Decrease in liabilities for environmental activities               (515)       (960)
Tax benefit from exercised stock options                            394         482
Other                                                                92          48
                                                             ----------  ----------
    Net Cash Provided by Operating Activities                     2,655         225

Financing Activities
Net proceeds from issuance of common stock                       19,424           -
Long-term debt borrowings                                        22,353      26,591
Principal payments on long-term debt                            (38,480)    (23,061)
Proceeds from exercised stock options                               682         782
                                                             ----------  ----------
    Net Cash Provided by Financing Activities                     3,979       4,312

Investment Activities
Capital expenditures                                             (5,536)     (5,050)
Proceeds from sale of assets                                         25         470
Increase in intangibles and other assets                           (143)       (368)
Payment of note receivable - common stock                             -         895
                                                             ----------  ----------
    Net Cash Used in Investment Activities                       (5,654)     (4,053)

Effects of Exchange Rate Changes on Cash                           (231)         75
                                                             ----------  ----------
Net change in cash during the period                                749         559
Cash at beginning of period                                       1,525       1,142
                                                             ----------  ----------
Cash at end of period                                         $   2,274   $   1,701
                                                             ==========  ==========

	  See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


General

	In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position of Gelman Sciences Inc. and subsidiaries as of April 30, 1995, and the results of their operations and cash flows for the three months and nine months ended April 30, 1995 and 1994. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the year ended July 31, 1994. The results of operations for the three months and nine months ended April 30, 1995 and 1994 are not necessarily indicative of the results of the full year.

Public Offering

	During the quarter, the Company issued 1,437,500 shares of common stock at a price of $14.625 per share in a public common stock offering. The net proceeds of $19.4 million were used to repay a term note payable to NBD Bank N.A. and to reduce outstanding indebtedness under the Company's Credit Agreement.

Pollution Related Matters

	The Company has settled several law suits related to groundwater contamination and has begun remediation activities. The remediation plan requires the Company to treat the groundwater to the extent necessary to reduce contaminants to a defined level. Management estimates that remediation will take eight years. Total costs to the Company of pollution related activities will be dependent upon the efficacy and duration of the remediation plan and obtaining a cost free repository for treated groundwater. The ultimate costs to be incurred could exceed the amount provided of $840,000 at April 30, 1995.
However, it is the opinion of management that these additional costs, if any, will not have a material adverse effect on the Company's operations because the cash outflows would be spread over many future years.

Extraordinary item

	The extraordinary item in fiscal 1994 resulted from the redemption of 7.98% Industrial Development Revenue Bonds issued in 1989. The redemption was funded by the issuance of 1994 Industrial Development Revenue Bonds in the amount equal to the principal balance of the 1989 Bonds of $5.1 million. The Company recorded a charge of $295,000 net of $112,000 tax benefit or $.03 per share to write-off deferred finance charges and record a redemption premium and fees related to the 1989 Bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Nine months ended April 30, 1995 and 1994
   Net Sales for the nine months ended April 30, 1995 increased by $5.1 million or 7.3% to $75.1 million as compared to net sales of $70.0 million for the nine months ended April 30, 1994. Net sales for the nine months ended April 30, 1994 included non-recurring sales of $3.7 million related to the Company's Australian non-core product lines that have been divested. Net sales for the nine months ended April 30, 1995 were favorably affected by the weakened U.S. dollar, which increased reported sales by $1.5 million. The Company's sales growth, adjusted for these items, was 11.1%.

   Sales to customers in North, Central and South America increased 9.8% over the same period of the prior fiscal year primarily due to a 28.8% increase in sales of medical devices. Sales to customers in Europe increased 12.7%, mainly due to increases in sales of process filtration products in Italy and France. Sales to customers in the Asia/Pacific region declined 11.6% as a result of the divestiture of the Australian non-core product lines. Without the effect of these sales, Asia/Pacific sales would have increased 39.4%, primarily attributable to increases in sales of process filtration products in Japan and Korea. Worldwide sales of laboratory products, process filtration products and medical devices increased 9.5%, 21.7% and 24.0%, respectively. Worldwide sales of microporous membranes decreased 4.0% as a result of a special shipment to a single customer in the first half of fiscal 1994. Without the effect of this shipment, sales of microporous membrane would have increased 9.9%.

   Gross profit increased $4.1 million or 11.8% to $38.7 million in the nine months ended April 30, 1995, as compared to $34.6 million in the nine months ended April 30, 1994. As a percentage of net sales, gross profit increased to 51.5% from 49.4%. The improvement in gross margin is primarily attributable to the divestiture of the lower margin non-core product lines and improved operating efficiencies, which was partially offset by a less favorable product mix due to lower membrane sales as a percentage of total sales.

   Selling and administrative expense increased by $2.3 million or 9.5% to $26.8 million in the nine months ended April 30, 1995, compared to $24.5 million in the nine months ended April 30, 1994. The increase in selling and administrative expense was primarily due to efforts in selling and promotional activity in accordance with the Company's growth strategy.

   Research and development expense increased by $476,000 or 13.5% to $4.0 million in the nine months ended April 30, 1995, compared to $3.5 million in the nine months ended April 30, 1994. As a percentage of net sales, these expenses were 5.3% and 5.0%, respectively. The higher research and development spending is a result of an increased effort to develop and modify products to meet customer requirements.

   The effective tax rate for each of the nine months ended April
30,1995 and 1994 was 36.3% and 35.5%, respectively. The higher tax rate reflects a greater percentage of income from subsidiaries with higher corporate tax rates in fiscal 1995.

   Net earnings increased $1,167,000 or 35.5% to $4.5 million or $.64 per share for the nine months ended April 30, 1995, compared to $3.3 million or $.53 per share for the nine months ended April 30, 1994. Earnings for fiscal 1994 included the extraordinary item plus the gain on sale of Australian assets. Excluding the effect of these two non-recurring items, net earnings would have increased 32.4%.

Comparison of Three Months ended April 30, 1995 and 1994

   Net sales for the third quarter ended April 30, 1995 increased by 10.3% to $26.9 million as compared to $24.4 million for the third quarter of fiscal 1994. The third quarter sales for fiscal 1994 were affected by the non-recurring sales discussed under the nine month sales comparison in the amount of $700,000. The third quarter fiscal 1995 sales were favorably affected by the weakened U.S. dollar, which increased reported sales by $658,000. The Company's sales growth for the third quarter of fiscal 1995 versus the same period last fiscal year, adjusted for the non-recurring sales and the fluctuation in foreign currency, was 10.8%.

   Worldwide sales of laboratory products, process filtration products and medical devices increased 6.6%, 25.5% and 24.9%, respectively, as compared to the third quarter of fiscal 1994. The growth in laboratory and process filtration products has been mainly in the international markets. Medical devices increased mainly in the American market in the intravenous therapy applications. Membrane sales increased 3.2%.

   Gross profit increased $2.0 million or 16.8% to $14.1 million in the three months ended April 30, 1995, as compared to $12.1 million in the three months ended April 30, 1994. As a percentage of net sales, gross profit increased to 52.3% from 49.4%. The improvement in gross margin is primarily attributable to capacity utilization and manufacturing efficiency improvements, partially offset by a less favorable product mix due to lower membrane sales as a percentage of sales.

   Other income - net, increased to $241,000 for the three months ended April 30, 1995 mainly due to exchange gains on foreign currency transactions recorded net of hedging contracts. Other income - net, for the three months ended April 30, 1994 included $108,000 gain on the sale of Australian assets relating to the divested product lines.

   Net earnings increased $672,000 or 51.7% to $2.0 million or $.26 per share for the three months ended April 30, 1995, compared to $1.3 million or $.20 per share for the three months ended April 30, 1994. Earnings for the third quarter fiscal 1994 included the two non-recurring items mentioned in the nine month discussion. Excluding the effect of these two non-recurring items, net earnings would have increased 43.4%. Fiscal 1995 earnings per share includes the effect of the recently completed secondary public offering of 1,437,500 shares of common stock. The weighted average shares for the third quarter of fiscal 1995 and 1994 were 7.6 million and 6.4 million, respectively.

Liquidity and Capital Resources

   For the nine months ended April 30, 1995, the Company generated cash from operations in the amount of $2.7 million. Finance activities include the issuance, during the third quarter, of 1,437,500 shares of common stock at a price of $14.625 per share in a public common stock offering. The net proceeds of $19.4 million were used to repay a $4 million term note payable to NBD Bank N.A. and to reduce outstanding indebtedness under the Company's Credit Agreement in the amount of $12.1 million. The remainder of the net proceeds plus the cash provided from operations were used to fund capital expenditures of $5.7 million. Working capital at April 30, 1995 and July 31, 1994 was $31.2 million and $23.4 million, respectively. The increase in working capital is attributed mainly to higher levels of trade receivables. The higher level of sales in the last two months of the third quarter compared to the fourth quarter of fiscal 1994 plus the increased volume of international sales which have longer collection periods have affected trade receivables. Also increasing working capital is the reduction in current maturities of long term debt of $1.3 million due to the repayment of the term note mentioned above. At April 30, 1995, the Company's unused portion of its Credit Agreement was $21.2 million.

   During the quarter, the Company settled its interest rate swap agreement on $5 million notional amount at a gain of $48,000. The gain has been deferred and will be reflected as adjustments to interest expense over the appropriate periods relevant to the agreement.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company is involved in various legal actions in the normal course of business. In addition, the Company is currently a party to various legal actions arising under statutes regulating the discharge of materials into or otherwise protecting the environment. These have been described in the Company's 1994 Annual Report and Item 1. "Environmental Regulations" and Item 3. "Legal Proceedings" of the Company's Form 10-K for the year ended July 31, 1994, and Item 1. "Legal Proceedings of Part II of the Company's Forms 10-Q for the quarters ended October 31, 1994, and January 31, 1995. The following sets forth these environmental matters to the extent any material developments have occurred since the filing of the Company's Form 10-Q for the quarter ended January 31, 1995.

   "Thermo Chem" Superfund Site, Muskegon, Michigan. By correspondence dated January 2, 1992, the United States Environmental Protection Agency ("USEPA") identified the Company as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for past and future response costs in connection with the Thermo Chem Superfund site, a waste chemical reclamation and disposal site. The USEPA issued an Administrative Order mandating remediation of the site to a number of generator PRPs. On July 22, 1994, the Company and the USEPA entered into a settlement agreement under which the Company agreed to pay $124,100. A consent order based on that agreement became effective February 8, 1995.
Payment was made on March 10, 1995.

Item 5.  OTHER INFORMATION.

   On March 18, 1995, Kim A. Davis, President and Chief Operating
Officer of the Company, was elected a Director of the Company by the Board of Directors.

   Effective June 16, 1995, James J. Fahrner has resigned as Chief Financial Officer and Vice President, Finance, of the Company to take a position with an acquisition-oriented company.

   On June 5, 1995, Karen A. Radtke was appointed Treasurer of the
Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

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

     (11) Statement re computation of per share earnings for the three and nine months ended April 30, 1995 and 1994.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended April 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       GELMAN SCIENCES INC.
                 ------------------------------------
                         (Registrant)




Date: June 12, 1995       /s/    Charles Gelman
                   ---------------------------------------
                   Charles Gelman, Chairman of the Board
                   and Chief Executive Officer




Date: June 12, 1995        /s/    James J. Fahrner
                     ---------------------------------------------
                     James J. Fahrner, Vice President, Finance
                     and Chief Financial Officer

                                Exhibit Index

                                                                               Page
Exhibit                         Description                                   Number
- ---------                       -----------                                   ------
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

          (11) Statement re computation of per share earnings for the three and nine months ended April 30, 1995 and 1994.

          (27)  Financial Data Schedule