Form 10-K
period 1995-07-31
GELMAN SCIENCES INC
filed 1995-10-30
CIK 310252

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1995            Commission File Number-I7828
                             GELMAN SCIENCES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                   38-1614806
------------------------------------                -------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)

         600 SOUTH WAGNER ROAD
          ANN ARBOR, MICHIGAN                            48103-9019
----------------------------------------            -------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code (313) 665-0651

Securities Registered Pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
          Title of each class                           which registered
----------------------------------------            -------------------------
 COMMON STOCK, PAR VALUE $.10 PER SHARE              AMERICAN STOCK EXCHANGE

Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                                -------        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

The aggregate market value of the registrant's voting stock (Common Stock, $.10 Par Value) held by nonaffiliates of the registrant as of October 24, 1995 was $147,116,304.

The number of outstanding shares of the registrant's Common Stock, as of October 24, 1995 was 7,821,762 shares, $.10 Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended July 31, 1995, are incorporated by reference into Parts I and II of this report.

Portions of the proxy statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Portions of the Form 10-Q for the quarterly period ended January 31, 1995, are incorporated by reference into Part IV of this report.

Exhibit Index at Page 18.                                   Number of Pages 74.

                                     PART I

ITEM 1.  BUSINESS.

(A)      GENERAL DEVELOPMENT OF BUSINESS

         Gelman Sciences Inc. (the "Company") was incorporated in 1959. Unless the context indicates otherwise, the term "Company" includes Gelman Sciences Inc. and its subsidiaries.

         The Company is a global corporation with its major area of business being the servicing of the industrial, scientific and medical communities with its expertise in polymeric membranes. The Company provides the means of separation and purification of various liquids and gases through the utilization of these membranes. These separation technologies are applied to various types of filtration, fluid and analysis, medical and clinical diagnostic devices.

         Product engineering support of this technology is the second area of business for the Company. This includes the development and manufacture of membranes, filtration equipment and hardware and disposable filtration devices.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The information set forth under Note I to the financial statements "Operations by Industry Segment and Geographic Area" on pages 23 and 24 of the Company's 1995 Annual Report to Shareholders is hereby incorporated herein by reference.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

HEALTH PRODUCTS GROUP

         The Health Products Group manufactures a variety of specialized medical disposable filter devices. These products are used in the medical and health care markets both domestically and internationally. These products are sold through sales outlets as either standard catalog items or as original equipment manufacturer ("OEM") products. These OEM products consist of intravenous fluid in-line filters, transducer protectors and standard small volume filtration disposable medical filters. Medical device sales have accounted for 34%, 31% and 31% of total sales for the years ended July 31, 1995, 1994 and 1993, respectively.

         The Health Products Group also provides other products for the health care industry such as membranes, equipment and reagents for clinical diagnostic testing by electrophoresis. These products, both in domestic and international markets, are sold by Company sales personnel and a network of distributors. Microporous membrane media, used in a variety of medical applications, are provided by the Health Products Group in bulk roll stock for use in products of OEMs.

BACKLOG AND RAW MATERIALS

         Backlog for the Health Products Group amounted to $8,215,000 and $8,536,000 at October 21, 1995 and 1994, respectively. It is anticipated that the current backlog will be completed prior to July 31, 1996. No unusual sources of supply are required to meet manufacturing requirements.


COMPETITION

         Competition in the Health Products Group comes from a variety of competitors, the two most important of which are Millipore Corporation and Pall Corporation. Both competitors are significantly larger than the Company.

FILTRATION PRODUCTS GROUP

         The Filtration Products Group supplies various configurations of microfiltration media and hardware to the industrial and scientific communities. Small diameter filter media and hardware are utilized in research and industrial laboratories for clarification of solutions, microbiological analysis of water, and sterilization of substances such as tissue culture media. The sales of laboratory filters and hardware have accounted for 40%, 44%, and 45% of total sales for years ended July 31, 1995, 1994, and 1993, respectively.

         In the industrial process filtration area, products utilized are in both large diameter filters and high surface area cartridges for clarification and sterilization of gases, liquids and chemicals. Typical industrial customers are in the pharmaceutical, electronics, and beverage industries. These products are sold both domestically and internationally by Company sales personnel and a network of distributors. The cartridge and capsule sales have accounted for 24%, 22% and 21% of total sales for the years ended July 31, 1995, 1994 and 1993, respectively.

BACKLOG AND RAW MATERIALS

         Backlog for the Filtration Products Group amounted to $5,922,000 and $5,892,000 at October 21, 1995 and 1994, respectively. It is anticipated that the current backlog will be completed prior to July 31, 1996. No unusual sources of supply are required to meet manufacturing requirements.

COMPETITION

         In the Filtration Products Group, the Company's primary competitors are Millipore Corporation, Pall Corporation and Sartorious Membranfilter GmbH (in Europe), with whom the Company has entered into a partnership agreement to supply microfiltration media. The Company's prices for such items are competitive. In addition, competition in this market area is to a high degree based on product quality and other technical services.

GENERAL BUSINESS

EMPLOYEES

         Gelman Sciences Inc. employs 720 persons in the United States and 109 persons in non-U.S. operations. The Company relies to a great extent, both domestically and internationally, on a network of distributors. Domestically the Company employs 34 sales representatives to work with distributors, make sales calls in conjunction with their representatives, and handle any technical support needs that might arise.

PATENTS, TRADEMARKS, LICENSES AND TECHNOLOGICAL CAPABILITY

         The Company owns a number of patents and trademarks but does not consider them to be materially important to its business. The Company relies to a great extent on its technological skills and product development achievements to compete effectively.

ENVIRONMENTAL REGULATIONS

         Until May 1986, the Company used 1,4-dioxane, an organic chemical, in manufacturing processes at its main facility in Ann Arbor, Michigan. Over the years, various storage and waste water disposal methods have been permitted by the responsible governmental agencies. In January 1986, 1,4-dioxane was identified in wells near the manufacturing plant. Under a consent judgment agreed to in October 1992 resolving litigation with the State of Michigan, the Company is remediating this contamination without admitting wrongdoing.

For a description of the environmental litigation in which the Company is presently involved, see "Legal Proceedings" Item 3 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 12 and 13 of the Company's 1995 Annual Report to Shareholders and "Note G
- Pollution-Related Expenses" to the Company's Consolidated Financial Statements, at page 22 of the Company's 1995 Annual Report to Shareholders.

RESEARCH AND DEVELOPMENT

         Product development and research activities of the Company are carried out on location primarily at its Ann Arbor and Pensacola facilities. Such activities are concentrated primarily on new products and applications. The Company expended $5,498,000, $4,877,000, and $4,139,000 in fiscal 1995, 1994 and 1993, respectively, for product development and research activities.

(D)      FINANCIAL INFORMATION REGARDING GEOGRAPHIC AREAS

         The information set forth under Note I to the financial statements "Operations by Industry Segment and Geographic Area" on pages 23 and 24 of the Company's 1995 Annual Report to Shareholders, is hereby incorporated herein by reference.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the executive officers of the Company, together with all positions and offices held by such executive officers. Executive officers are elected annually by, and serve at the pleasure of, the Board of Directors.

                                                                                                          First Elected
                                                                                                          Officer of
        Name                                Age                Office Held                                the Company
------------------------------             ------          ---------------------------------         -------------------
 Charles Gelman                             63             Chairman of the Board and                          1974
                                                            Chief Executive Officer

 Kim A. Davis                               44             President and Chief Operating Officer              1993

 James C. Marshall                          52             Senior Vice President                              1976

 Anthony P. Kelly                           47             Vice President, Worldwide Sales                    1995

 Karen A. Radtke                            42             Treasurer                                          1995

 Mark A. Sutter                             34             Vice President, Research & Development             1992

 Edward J. Levitt                           51             Secretary and Corporate Counsel                    1991

         Charles Gelman founded Gelman Sciences Inc. in 1959. He was the Company's President from 1974 to April 1988 and from October 1990 to May 1993. He has been the Company's Chairman and Chief Executive Officer since 1974.

         Kim A. Davis was elected President and Chief Operating Officer of the Company, effective May 4, 1993, and elected a Director of the Company, effective March 18, 1995. Mr. Davis is responsible for worldwide operations including sales, marketing and manufacturing. From January 1991, Mr. Davis was chief operating officer of Promega Corporation, a Wisconsin-based biotechnology company. Prior to joining Gelman Sciences and Promega, Mr. Davis was president and chief executive officer of a privately-held engineering graphics software company from November 1989.

         James C. Marshall is the Senior Vice President responsible for manufacturing operations in Pensacola, Florida. Prior to that, he was responsible for Ann Arbor Operations, and has worked in the manufacturing function for the Company for over 30 years.

         Anthony P. Kelly was appointed Vice President, Worldwide Sales, effective September 20, 1995. Mr. Kelly is responsible for selling activities throughout the world. Mr. Kelly remains Vice President, Sales Asia/Pacific for Gelman Sciences International, Inc., and a Director and President of Gelman Sciences Pty. Ltd., the Company's Australian subsidiary.

         Karen A. Radtke was appointed Treasurer effective June 5, 1995. Previously, Ms. Radtke was Treasurer and Tax Director of Hayes Wheels, Inc., a $500 million international automotive component manufacturer from July 93 to May 1995. Prior to joining Hayes Wheels, Ms. Radtke served on the General Motors International Tax Staff since 1988.

         Mark A. Sutter was appointed as Vice President, Research & Development, in May 1992, becoming responsible for all Research & Development activities. Previously, Mr. Sutter served as Director of Membrane Research & Development and Cartridge Capsule Product Development and in various marketing functions for the Company since his hire date of January 1986.

         Edward J. Levitt was appointed as Secretary for the Company on March 24, 1994. He was Assistant Vice President-Legal from December 1991 to March 1994. Mr. Levitt was hired in April 1989 as Corporate Counsel and continues to serve in that capacity.


ITEM 2.  PROPERTIES.

         The Company owns office and manufacturing facilities located in Ann Arbor, Michigan containing approximately 180,000 square feet of floor space. The Company was granted an Industrial Development Bond in July 1989, the proceeds of which were utilized to purchase land in Pensacola, Florida and build a 58,000 square foot manufacturing facility which was completed in fiscal 1990. During fiscal 1994, the 1989 Industrial Development Bond was redeemed
The redemption was funded by the issuance of a 1994 Industrial Development Bond. The amount outstanding under the 1994 Industrial Revenue Bond at July 31, 1995, was $4,697,000. The Company owns 50 acres of vacant land near the Ann Arbor facility. This is held for resale as part of an out-of-court settlement related to an environmental lawsuit. The Company also leases buildings in Ann Arbor and Pleasanton, California containing approximately 58,000 square feet which are used primarily for office space and manufacturing.

         The Company's Australian, British, Canadian, German, Irish, French, Italian and Japanese subsidiaries lease facilities. The Australian subsidiary also owns a building containing approximately 43,000 square feet used for manufacturing. This manufacturing facility is now being leased to a purchaser of several non-core product lines divested in fiscal 1994. The future commitments for all non-cancellable facility leases represent $5,732,000.

         Substantially all of the existing facilities are used in connection with the Company's Health and Filtration Product Groups.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company, in the normal course of business, is involved in incidental, routine litigation. In addition, the Company is currently a party to various legal actions arising under statutes regulating the discharge of materials into the environment or otherwise protecting the environment. Those legal actions involving environmental issues are described below. (See "Environmental Regulations" in Item 1, above.)

         Scarbrough, et al. v. Gelman Sciences Inc., et al. (Circuit Court for Washtenaw County, Michigan, Case No. 88-35594-CE). By Complaint filed August 8, 1988, and amended September 15, 1988, 27 residents of the Westover subdivision located near the main facility of the Company sued the Company and 8 other defendants for damages associated with alleged contamination of residential water supplies and for the cost of court-supervised medical surveillance. The total demand was $3,095,000. On March 9, 1990, plaintiffs settled with 7 of the 8 other defendants for $100,000. (The suit against the remaining other defendant was subsequently dismissed by the Court.)
Thereafter, 15 plaintiffs settled with the Company for a total of $175,535. Twelve plaintiffs refused to settle. On November 30, 1990, a jury returned a verdict in favor of the 12 plaintiffs, awarding damages totalling $119,756. After adjustment for the March 9, 1990, settlement between plaintiffs and 7 other defendants, the net jury verdict against the Company was $62,250, plus interest. On December 11, 1991, the Court awarded the Company costs totalling $87,529.38, plus interest. The 12 plaintiffs who went to trial appealed the outcome of the case. On July 27, 1994, the Court of Appeals affirmed the jury verdict. On September 21, 1994, the Court of Appeals denied plaintiff's Motion for Rehearing. Plaintiffs filed an Application for Leave to Appeal with the Michigan Supreme Court. On June 30, 1995, the Supreme Court denied the Application. Plaintiffs have filed a Motion for Reconsideration, which is pending.

         Campbell, et al. v. Gelman Sciences Inc. (Circuit Court for Washtenaw County, Michigan, Case No. 91-41524-CE). On July 30, 1991, a complaint was filed against the Company by 5 individuals in the Westover residential subdivision located near the main facility of the Company for damages for anticipated expenses for future medical monitoring asserted to be necessary because plaintiffs claim they are subject to increased risk of contracting serious latent diseases as a result of exposure to air and groundwater contamination allegedly caused by the Company. The plaintiffs are the children of some individuals who had sued the Company previously in Scarbrough, et al.
v. Gelman Sciences Inc., et al., discussed above. On August 26, 1991, the Company filed its answer, denying liability and asking the Court to dismiss this lawsuit. On October 23, 1992, the Court entered an Order granting summary judgment to the Company. The case was dismissed by Order dated December 11, 1992. The plaintiffs appealed, and, on February 8, 1995, the Michigan Court of Appeals affirmed the dismissal.

         Dawson, et ano v. Gelman Sciences Inc., et al. (Circuit Court for Washtenaw County, Michigan, Case No. 92-43975-CE). On November 3, 1992, two residents in the Evergreen subdivision located near the main facility of the Company filed a Complaint against the Company, the Chairman of the Company, and eight other defendants for damages associated with alleged contamination of residential water supplies. On January 7, 1993, the Company and its Chairman filed their Answers denying liability and cross-claiming against the co-defendants. On October 27, 1993, the Court granted the motion of the Company and its Chairman for summary judgment. An Order dismissing this case was entered on December 15, 1993. Plaintiffs have filed an appeal of this dismissal. The appeal is pending.

         Laird, et ano v. Gelman Sciences Inc., et ano. (Circuit Court for Washtenaw County, Michigan, Case No. 93-623 CZ). On May 12, 1993, the two owners of a business located near the main facility of the Company filed a Complaint against the Company and its Chairman for damages associated with alleged contamination of the groundwater supply of that business. On November 8, 1993, the Company and its Chairman filed their Answers denying liability. On December 1, 1994, the parties agreed to a settlement upon payment by the Company of $30,000 to the plaintiffs. Payment was made and, on stipulation of the parties, the case was dismissed on January 3, 1995.

         "Thermo Chem" Superfund Site, Muskegon, Michigan. By correspondence dated January 2, 1992, the United States Environmental Protection Agency ("USEPA") identified the Company as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for past and future response costs in connection with the Thermo Chem Superfund site, a waste chemical reclamation and disposal site. The USEPA issued an Administrative Order mandating remediation of the site to a number of generator PRPs. On July 22, 1994, the Company and the USEPA entered into a settlement agreement under which the Company agreed to pay $124,100. A USEPA administrative consent order based on that agreement became effective February 8, 1995, and the Company paid March 10, 1995.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS.

         The information required by this item is set forth under the caption "Stock Prices" on page 10 of the Company's 1995 Annual Report to the Shareholders, and is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item is set forth under the caption "Selected Financial Data" on page 11 of the Company's 1995 Annual Report to Shareholders, and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 and 13 of the Company's 1995 Annual Report to Shareholders, and is hereby incorporated herein by reference. The Company does not believe that inflation has had a material impact on its results of operations over the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth on pages 14 through 24 of the Company's 1995 Annual Report to Shareholders, and is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item with respect to the Company's directors is set forth under the caption "Election of Directors" of the Company's proxy statement for the 1995 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

         Information called for by this item with respect to the Company's executive officers is set forth under "Executive Officers of the Registrant" in
Part I of this report.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the last fiscal year all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is set forth under the captions "Election of Directors" and "Compensation of Executive Officers" of the Company's proxy statement for the 1995 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is set forth under the captions "Principal Shareholders" and "Election of Directors" of the Company's proxy statement for the 1995 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth under the caption "Compensation of Executive Officers - Certain Relationships and Related Transactions" of the Company's proxy statement for the 1995 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

         The following financial statements and supplementary data are incorporated by reference from pages 14 through 25 of the Company's 1995 Annual Report to Shareholders:

     (A) Consolidated Statements of Operations - Years Ended July 31, 1995, 1994 and 1993.

     (B) Consolidated Statements of Stockholders' Equity - Years ended July 31, 1995, 1994 and 1993.

     (C)         Consolidated Balance Sheets - July 31, 1995 and 1994.

     (D) Consolidated Statements of Cash Flows - Years ended July 31, 1995, 1994 and 1993.

     (E)         Notes to Consolidated Financial Statements.

     (F)         Report of Independent Auditors.

     (G) Summary of Quarterly Results of Operations - Years ended July 31, 1995 and 1994

(a)(2)  Financial Statement Schedules

         The following financial statement schedules are submitted in accordance with Item 14.(d) and are set forth on pages 16 and 17 of this report:

         Report of Independent Auditors

       II    --    Valuation and Qualifying Accounts - Years ended July 31,
                   1995, 1994 and 1993.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  Exhibits

    (3)   Articles of Incorporation and Bylaws

              (1) Restated Articles of Incorporation, incorporated by reference from Exhibit (3)(1) to the Company's Form 10-Q for the quarterly period ended January 31, 1995.

              (2)          Restated Bylaws

    (4)    Instruments Defining Rights of Security Holders

              (1) Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company. The Company hereby agrees to furnish a copy of each such instrument to the Commission upon its request.

    (10)   Material Contracts

              (1) Deferred Compensation Agreement between the Company and James C. Marshall, incorporated by reference from
                          Exhibit 10(3) to the Company's Form 10-K for the year ended July 31, 1988.

              (2)         Employment Agreement between the Company and James C.
                          Marshall, incorporated by reference from Exhibit 10(4) to the Company's Form 10-K for the year ended July 31, 1989.

              (3) 1978 Employee Stock Option Plan, as amended, incorporated by reference from Exhibit 10(2) to the Company's Form 10-K for the year ended July 31, 1987.

              (4)         1988 Stock Plan, incorporated by reference from
                          Exhibit 10(6) to the Company's Form 10-K for the year ended July 31, 1988.

              (5)         Warrant Agreement, dated December 16, 1987, with John
                          A. Geishecker, incorporated by reference to Exhibits
                          28.4 to the Company's Form S-8 Registration Statement No. 33-37235 filed with the Securities and Exchange Commission on October 9, 1990.

              (6) Warrant and Stock Appreciation Rights Agreements, dated January 12, 1989, with John A. Geishecker and Saul Hymans, incorporated by reference to Exhibits
                          28.7 and 28.8 to the Company's Form S-8 Registration Statement No. 33-37235 filed with the Securities and Exchange Commission on October 9, 1990.

              (7)         Warrant Agreement, dated January 12, 1989, with Nina
                          I. McClelland, incorporated by reference to Exhibit
                          28.10 to the Company's Form S-8 Registration
                          Statement No. 33-37235 filed with the Securities and Exchange Commission on October 9, 1990.

              (8) Confidentiality, Anti-Competition and Termination Benefits Agreement between Robert L. Buker and the Company, incorporated by reference from Exhibit 10(11) to the Company's Form 10-K for year ended July 31, 1993.

              (9) Confidentiality, Anti-Competition and Termination Benefits Agreement between Eric Gelman and the Company, incorporated by reference from Exhibit 10(12) to the Company's Form 10-K for year ended July 31, 1993.

              (10) Warrant Agreement, dated September 2, 1992, with Charles Newman, incorporated by reference from
                          Exhibit 10(14) to the Company's Form 10-K for year ended July 31, 1993.

              (11)        Consent Judgment in Kelley v. Gelman Sciences Inc.
                          entered October 26, 1992, incorporated by reference from Exhibit 10(15) to the Company's Form 10-K for year ended July 31, 1993.

              (12) Consent Judgment in State of Michigan v. Gelman Sciences Inc. entered October 26, 1992, incorporated by reference from Exhibit 10(16) to the Company's Form 10-K for year ended July 31, 1993.

              (13) Warrant Agreement, dated June 17, 1994, with Robert Collins, incorporated by reference from Exhibit 10(16) to the Company's Form 10-K for the year ended July 31, 1994.

              (14) Warrant Agreement, dated June 17, 1994, with John Geishecker, Jr, incorporated by reference from
                          Exhibit 10(17) to the Company's Form 10-K for the year ended July 31, 1994

              (15) Warrant Agreement, dated June 17, 1994, with Saul Hymans, incorporated by reference from Exhibit 10(18) to the Company's Form 10-K for the year ended July 31, 1994.

              (16) Warrant Agreement, dated June 17, 1994, with Nina McClelland, incorporated by reference from Exhibit 10(19) to the Company's Form 10-K for the year ended July 31, 1994.

              (17) Warrant Agreement, dated June 17, 1994, with Charles Newman, incorporated by reference from Exhibit 10(20) to the Company's Form 10-K for the year ended July 31, 1994.

              (18) Confidentiality, Anti-Competition and Termination Benefits Agreement between Mark A. Sutter and the Company, incorporated by reference from Exhibit 10(21) to the Company's Form 10-K for the year ended July 31, 1994.

              (19) Confidentiality, Anti-Competition and Termination Benefits Agreement between Edward J. Levitt and the Company, incorporated by reference from Exhibit 10(22) to the Company's Form 10-K for the year ended July 31, 1994.

              (20)        Warrant Agreement, dated September 2, 1994, with Dr.
                          Hajime Kimura, incorporated by reference from Exhibit 10(1) to the Company's Form 10-Q for the quarterly period ended January 31, 1995.

              (21) Employment Agreement dated August 1, 1995, between the Company and Kim A. Davis.

              (22) Employment Agreement dated August 1, 1995, between the Company and Charles Gelman.

    (11) Statement re computation of per share earnings for years ended July 31, 1995, 1994 and 1993.

    (13)    Annual Report to Shareholders for the year ended July 31, 1995.

    (21)    Subsidiaries of the Registrant.

    (27)    Financial Data Schedules

(b)     Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   By:  Charles Gelman
                                        --------------------------------------
                                          GELMAN SCIENCES INC.
                                          Charles Gelman, Chairman of the
                                          Board and Chief Executive Officer
Dated:  October 25, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 25, 1995.


                    Charles Gelman
                    ------------------------------------------------------------
                    Chairman of the Board and
                    Chief Executive Officer and Director

                    Kim A. Davis
                    ------------------------------------------------------------
                    President and Chief Operating Officer

                    Karen A. Radtke
                    ------------------------------------------------------------
                    Treasurer

                    David J. DiMaggio
                    ------------------------------------------------------------
                    Controller

                    Robert M. Collins
                    ------------------------------------------------------------
                    Director

                    John A. Geishecker, Jr.
                    ------------------------------------------------------------
                    Director

                    Saul H. Hymans
                    ------------------------------------------------------------
                    Director

                    Hajime Kimura, M.D., Ph.D.
                    ------------------------------------------------------------
                    Director

                    Nina I. McClelland
                    ------------------------------------------------------------
                    Director

                    Charles Newman
                    ------------------------------------------------------------
                    Director

Coopers & Lybrand            Coopers & Lybrand L.L.P.
                             a professional services firm

To the Board of Directors
and Stockholders of
Gelman Sciences Inc.:

Our report on the consolidated financial statements of Gelman Sciences Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 25 of the 1995 Annual Report to Shareholders of Gelman Sciences Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Part IV, Item 14 on page 17 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.

Detroit, Michigan
September 8, 1995

SCHEDULE II -- VALUATION AND
GELMAN SCIENCES INC. AND SUBSIDIARIES



  COL. A                               COL. B              COL. C           COL. D             COL. E             COL. F
                                                                   Additions
                                                      -------------------------------------
                                                                           Charged to
                                       Balance at        Charged to          other                              Balance at
                                       beginning          cost and          accounts          Deductions-          end of
      Description                      of period          expenses         describe (1)       describe (2)         period
--------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JULY 31, 1995               $790,000            $564,000           ($14,000)           $30,000         $1,310,000
  Deducted from Asset Accounts-
  Accounts Receivable Allowance

YEAR ENDED JULY 31, 1994               $927,000            $296,000             $8,000           $441,000           $790,000
  Deducted from Asset Accounts-
  Accounts Receivable Allowance

YEAR ENDED JULY 31, 1993               $749,000            $493,000           ($19,000)          $296,000           $927,000
  Deducted from Asset Accounts-
  Accounts Receivable Allowance



(1) Change is due to the effect of exchange rate changes on translating the allowance for accounts receivable account of foreign subsidiaries in accordance with FASB Statement No. 52, "Foreign Currency Translation."

(2)  Uncollectable accounts charged off, net of recoveries.

                             GELMAN SCIENCES INC.
                                  FORM 10-K
                              INDEX TO EXHIBITS



(3)     Articles of Incorporation and Bylaws

        (2)     Restated Bylaws

(10)    Material Contracts

        (21) Employment Agreement dated August 1, 1995, between the Company and Kim A. Davis.

        (22) Employment Agreement dated August 1, 1995, between the Company and Charles Gelman.

(11) Statement re computation of per share earnings for years ended July 31, 1995, 1994 and 1993

(13)    Annual Report to Shareholders for the year ended July 31, 1995

(21)    Subsidiaries of the Registrant

(27)    Financial Data Schedules