Form 10-Q
period 1995-10-31
GELMAN SCIENCES INC
filed 1995-12-15
CIK 310252

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1995
                                             -----------------
                                     OR

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________

             Commission file number               I7828
                                    -----------------------------

                             GELMAN SCIENCES INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


          MICHIGAN                                      38-1614806
------------------------------                    ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification Number)


              600 South Wagner Road, Ann Arbor, Michigan  48103-9019
              ------------------------------------------------------
                    (Address of principal executive offices)
                                    (Zip Code)

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

Yes    X      No
    --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At December 4, 1995, 7,831,211 shares were outstanding of the Company's $.10 par value common stock.

                           GELMAN SCIENCES INC.
                                 INDEX


                                                               Page
PART I.  Financial Information                                 Number

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets
            October 31, 1995 (Unaudited) and
            July 31, 1995 . . . . . . . . . . . . . . . . . . . . . 3

            Condensed Unaudited Consolidated Statements of
            Income for the three months ended
            October 31, 1995 and 1994. . . . . . . . . . . . . . . .4

            Condensed Unaudited Consolidated Statements of
            Cash Flows for the three months ended
            October 31, 1995 and 1994. . . . . . . . . . . . . . . .5

            Condensed Notes to Unaudited Consolidated
            Financial Statements. . . . . . . . . . . . . . . . . . 6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . . . .7


PART II.  Other Information

  Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .8

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .10

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                       October 31    July 31,
                                                          1995         1995
                                                      ------------------------
ASSETS                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents                          $  3,292     $  3,010
     Accounts receivable, less allowances                 24,790       23,985
     Inventories:
        Finished products                                  5,654        6,320
        Work in process                                    1,732        1,572
        Raw material and purchased parts                   6,406        7,052
                                                      ----------   ----------
                                                          13,792       14,944
     Other current assets                                  5,282        4,988
                                                      ----------   ----------
                  Total Current Assets                    47,156       46,927

Property, Plant and Equipment                             71,310       69,842
Less Allowances for Depreciation                         (38,358)     (37,258)
                                                      ----------   ----------
                                                          32,952       32,584
Intangibles and Other Assets                               2,293        2,270
                                                      ----------   ----------
                      Total Assets                     $  82,401    $  81,781
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                      $  1,191     $  1,368
     Accounts payable                                      3,477        3,813
     Accrued expenses                                      8,949        9,312
     Current maturities of long-term debt                    512          524
                                                      ----------   ----------
                Total Current Liabilities                 14,129       15,017

Long-Term Debt, Exclusive of Current Maturities            5,182        5,493
Other Long-Term Liabilities                                2,187        2,498
Stockholders' Equity:
     Preferred stock, par value $1.00 per share
     Common stock, par value $.10 per share                  782          779
     Additional capital                                   35,461       35,145
     Retained earnings                                    25,636       23,714
     Translation adjustments                                (676)        (565)
     Less loan to Employee Stock Ownership Plan             (300)        (300)
                                                      ----------   ----------
               Total Stockholders' Equity                 60,903       58,773
                                                      ----------   ----------
     Total Liabilities and Stockholders' Equity        $  82,401    $  81,781
                                                      ==========   ==========

     See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, except per share data)

                                                    Three Months Ended
                                                        October 31
                                               --------------------------
                                                    1995         1994
                                               ------------  ------------
Net sales                                         $  27,335     $  24,167
Cost and expenses:
  Cost of products sold                              13,493        12,010
  Selling and administrative                          9,574         8,512
  Research and development                            1,491         1,308
  Other income - net                                   (287)           (5)
                                                  ---------     ---------
Operating earnings                                    3,064         2,342
Interest expense                                        154           433
                                                  ---------     ---------
Earnings before income taxes                          2,910         1,909
Provision for income taxes                              988           678
                                                  ---------     ---------
Net earnings                                       $  1,922      $  1,231
                                                 ==========    ==========

Primary earnings per share                         $   0.24      $   0.19
                                                 ==========    ==========

Weighted average common and
common equivalent shares outstanding                  8,145         6,596
                                                 ==========    ==========

  See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                       Three Months Ended
                                                            October 31
                                                 --------------------------
                                                       1995          1994
                                                 ------------   -----------
Operating Activities
Net earnings                                        $   1,922    $   1,231
Loss on disposal of assets                                  -           55
Depreciation and amortization                           1,172        1,014
Decrease in inventories                                 1,376          695
(Increase) decrease in accounts receivable             (1,247)         770
Increase in other current assets                         (475)        (845)
Decrease in current liabilities                          (699)      (1,393)
Decrease in liabilities for environmental activity        (84)        (163)
Other                                                    (162)          56
                                                   ----------   ----------
    Net Cash Provided by Operating Activities           1,803        1,420

Financing Activities
Long-term debt borrowings                                 681        6,410
Principal payments on long-term debt                     (982)      (4,810)
Tax benefit from exercised stock options                  177            0
Proceeds from exercised stock options                     141           76
                                                   ----------   ----------
    Net Cash Provided by Financing Activities              17        1,676

Investment Activities
Capital expenditures                                   (1,552)      (1,284)
Proceeds from sale of assets                                -           11
Increase in intangibles and other assets                  (32)        (121)
                                                   ----------   ----------
    Net Cash Used in Investment Activities             (1,584)      (1,394)

Effects of Exchange Rate Changes on Cash                   46         (184)
                                                   ----------   ----------
Net change in cash during the period                      282        1,518
Cash at beginning of period                             3,010        1,525
                                                   ----------   ----------
Cash at end of period                               $   3,292    $   3,043
                                                   ==========   ==========

          See Notes To Unaudited Consolidated Financial Statements.

                            GELMAN SCIENCES INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


General

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position of Gelman Sciences Inc. and subsidiaries as of October 31, 1995, and the results of their operations and cash flows for the three months ended October 31, 1995 and 1994. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the year ended July 31, 1995. The results of operations for the three months ended October 31, 1995 and 1994 are not necessarily indicative of the results of the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the first quarter ended October 31, 1995 increased 13% to $27.3 million as compared to net sales of $24.2 million for the quarter ended October 31, 1994. The increase was due mainly to strong international sales led by medical device products. Foreign currency fluctuations represented less than 1 percent of the overall percentage increase.

Overall, sales to customers in Europe increased 27% due mainly to increases in medical device products used in intravenous therapy and OEM membrane. Sales to customers in Asia/Pacific increased 24% due to sales increases in process products used in high-technology filtration systems. Sales to customers in the Americas increased 8% over the same period of last fiscal year. Sales of microporous membrane, in the Americas, were level compared to last fiscal first quarter.

Worldwide sales by product lines, as compared to the first quarter of last fiscal year, in the laboratory market of our business increased 8%. Medical Device sales improved 22%. Process filtration sales improved 16% and sales of microporous membrane improved 15%.

Gross margin for the quarter was 50.6% as compared to 50.3% for the prior year first quarter. The gross margin improvement is attributed to international sales growth plus continued manufacturing efficiencies. Selling and administrative costs as a percentage of sales was 35% for the quarters ended October 31, 1995 and 1994. Research and development costs also remained level as a percentage of sales at 5.5%. The effective tax rate for the first quarters ended October 31, 1995 and 1994 was 34% and 35%, respectively. The increase in Other income - net is due mainly to gains on foreign currency transactions. Interest expense decreased $279,000 due to the repayment of outstanding indebtedness in the third quarter of fiscal 1995.

Net earnings for the first quarter ended October 31, 1995 increased 56% to $1.9 million or $.24 per share, as compared with $1.2 million or $.19 per share.

Liquidity and Capital Resources

The Company generated cash from operations of $1.8 million for the first quarter ended October 31, 1995 compared to $1.4 million for the quarter ended October 31, 1994. The Company used the cash to fund capital expenditures of $1.6 million. Working capital at October 31, 1995 was $33.0 million compared to $31.9 million at July 31,1995. The decrease in current liabilities was due to timing of payments on trade payables and the payment, during the quarter, of accrued liabilities at July 31, 1995. At October 31, 1995, the Company's unused portion of lines of credit under the revolving credit agreement was $15 million.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is involved in various legal actions in the normal course of business. In addition, the Company is currently a party to various legal actions arising under statutes regulating the discharge of materials into the environment or otherwise protecting the environment. These have been described in the Company's 1995 Annual Report and Item 1. Environmental Regulations and Item 3. Legal Proceedings of the Company's Form 10-K for the year ended July 31, 1995. The following sets forth these environmental matters to the extent any material developments have occurred since the filing of the Company's Form 10-K for the year ended July 31, 1995.

Scarbrough, et al. v. Gelman Sciences Inc., et al. (Circuit Court for Washtenaw County, Michigan, Case No. 88-35594-CE). By Complaint filed August 8, 1988, and amended September 15, 1988, 27 residents of the Westover subdivision located near the main facility of the Company sued the Company and 8 other defendants for damages associated with alleged contamination of residential water supplies and for the cost of court-supervised medical surveillance. The total demand was $3,095,000. On March 9, 1990, plaintiffs settled with 7 of the 8 other defendants for $100,000. (The suit against the remaining other defendant was subsequently dismissed by the Court.) Thereafter, 15 plaintiffs settled with the Company for a total of $175,535. Twelve plaintiffs refused to settle. On November 30, 1990, a jury returned a verdict in favor of the 12 plaintiffs, awarding damages totalling $119,756. After adjustment for the March 9, 1990, settlement between plaintiffs and 7 other defendants, the net jury verdict against the Company was $62,250, plus interest. On December 11, 1991, the Court awarded the Company costs totalling $87,529.38, plus interest. The 12 plaintiffs who went to trial appealed the outcome of the case. On July 27, 1994, the Court of Appeals affirmed the jury verdict.
On September 21, 1994, the Court of Appeals denied plaintiffs Motion for Rehearing. Plaintiffs filed an Application for Leave to Appeal with the Michigan Supreme Court. On June 30, 1995, the Supreme Court denied the Application. Plaintiffs filed a Motion for Reconsideration, which was denied on October 31, 1995.

Dawson, et ano v. Gelman Sciences Inc., et al. (Circuit Court for Washtenaw County, Michigan, Case No. 92-43975-CE). On November 3, 1992, two residents in the Evergreen subdivision located near the main facility of the Company filed a Complaint against the Company, the Chairman of the Company, and eight other defendants for damages associated with alleged contamination of residential water supplies. On January 7, 1993, the Company and its Chairman filed their Answers denying liability and cross-claiming against the co-defendants. On October 27, 1993, the Court granted the motion of the Company and its Chairman for summary judgment. An Order dismissing this case was entered on December 15, 1993. Plaintiffs appealed, and, on November 7, 1995, the Michigan Court of Appeals affirmed the dismissal.

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

  (11) Statement re computation of per share earnings for the three months ended October 31, 1995 and 1994.

  (27)  Financial Data Schedules



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GELMAN SCIENCES INC.
                         --------------------------------
                                 (Registrant)




Date: December 12, 1995 /s/    Charles Gelman
                        --------------------------------------
                        Charles Gelman, Chairman of the Board
                        and Chief Executive Officer




Date: December 12, 1995 /s/    David J. DiMaggio
                        ----------------------------------------
                        David J. DiMaggio, Controller