Form 10-Q
period 1996-01-31
GELMAN SCIENCES INC
filed 1996-03-14
CIK 310252

                               FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 1996

                                   OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________

       Commission file number               I7828
                              -----------------------

                         GELMAN SCIENCES INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


      MICHIGAN                                        38-1614806
-----------------------------                    ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


             600 South Wagner Road, Ann Arbor, Michigan  48103
           ------------------------------------------------------
                (Address of principal executive offices)
                              (Zip Code)

                          (313) 665-0651
            --------------------------------------------------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 1, 1996 7,915,521 shares were outstanding of the Company's $.10 par value common stock.

                                  GELMAN SCIENCES INC.
                                       INDEX

                                                                    Page
PART I.  Financial Information                                      Number
  Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          January 31, 1996 (Unaudited) and
          July 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of
          Income (Unaudited) for the three and six months ended
          January 31, 1996 and 1995. . . . . . . . . . . . . . . . . .4

          Condensed Consolidated Statements of
          Cash Flows (Unaudited) for the six months ended
          January 31, 1996 and 1995. . . . . . . . . . . . . . . . . .5

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

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                         January 31,     July 31,
                                                            1996          1995
                                                        ------------  ------------
                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                              $  6,015      $  3,010
   Accounts receivable, less allowances                     24,130        23,985
   Inventories:
      Finished products                                      6,324         6,320
      Work in process                                        1,444         1,572
      Raw material and purchased parts                       6,234         7,052
                                                         ---------     ---------
                                                            14,002        14,944
   Other current assets                                      5,210         4,988
                                                         ---------     ---------
                  Total Current Assets                      49,357        46,927

Property, Plant and Equipment                               72,401        69,842
Less Allowances for Depreciation                           (39,200)      (37,258)
                                                         ---------     ---------
                                                            33,201        32,584
Intangibles and Other Assets                                 2,370         2,270
                                                         ---------     ---------
                      Total Assets                       $  84,928     $  81,781
                                                        ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                          $  1,587      $  1,368
   Accounts payable                                          4,048         3,813
   Accrued expenses                                          8,071         9,312
   Current maturities of long-term debt                        501           524
                                                         ---------     ---------
               Total Current Liabilities                    14,207        15,017

Long-Term Debt, Exclusive of Current Maturities              5,155         5,493
Other Long-Term Liabilities                                  2,601         2,498
Stockholders' Equity:
   Preferred stock, par value $1.00 per share
   Common stock, par value $.10 per share                      790           779
   Additional capital                                       36,022        35,145
   Retained earnings                                        27,492        23,714
   Translation adjustments                                  (1,039)         (565)
   Less loan to Employee Stock Ownership Plan                 (300)         (300)
                                                         ---------     ---------
               Total Stockholders' Equity                   62,965        58,773
                                                         ---------     ---------
   Total Liabilities and Stockholders' Equity            $  84,928     $  81,781
                                                        ==========    ==========

   See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In Thousands, except per share data)

                                          Three Months Ended         Six Months Ended
                                               January 31,               January 31,
                                        ----------------------    ----------------------
                                           1996        1995          1996        1995
                                        ----------  ----------    ----------  ----------
Net Sales                               $  27,124   $  24,018     $  54,459   $  48,185
Cost and Expenses:
  Cost of products sold                    13,321      11,573        26,814      23,583
  Selling and administrative                9,132       8,808        18,706      17,320
  Research and development                  1,464       1,316         2,955       2,624
  Other expense (income) - net                243        (117)          (44)       (122)
                                         --------    --------      --------    --------
Operating Earnings                          2,964       2,438         6,028       4,780
Interest Expense                              151         449           305         882
                                         --------    --------      --------    --------
Earnings Before Income Taxes                2,813       1,989         5,723       3,898
Provision For Income Taxes                    957         733         1,945       1,411
                                         --------    --------      --------    --------
Net Earnings                             $  1,856    $  1,256      $  3,778    $  2,487
                                        =========   =========     =========   =========


Primary Earnings Per Share               $   0.23    $   0.19      $   0.46    $   0.38
                                        =========   =========     =========   =========
Weighted Average Common and
Common Equivalent Shares Outstanding        8,245       6,605         8,195       6,597
                                        =========   =========     =========   =========

  See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                 Six Months Ended
                                                                   January 31,
                                                           --------------------------
                                                                1996         1995
                                                            -----------  -----------
Operating Activities
Net earnings                                                  $  3,778     $  2,487
Loss on disposal of assets                                           0           25
Depreciation and amortization                                    2,393        2,092
(Increase) decrease in inventories                                 608         (150)
Increase in accounts receivable                                   (472)        (724)
Increase in other current assets                                  (275)        (620)
Decrease in current liabilities                                   (234)        (675)
Decrease in liabilities for environmental activities              (180)        (522)
Other                                                              199           38
                                                             ---------    ---------
    Net Cash Provided by Operating Activities                    5,817        1,951

Financing Activities
Long-term debt borrowings                                          685       14,420
Principal payments on long-term debt                            (1,008)     (13,267)
Tax benefit from exercised stock options                           376          220
Proceeds from exercised stock options                              511          386
                                                             ---------    ---------
    Net Cash Provided by Financing Activities                      564        1,759

Investment Activities
Capital expenditures                                            (3,064)      (3,207)
Proceeds from sale of assets                                         0           34
Increase in intangibles and other assets                          (175)         (71)
                                                             ---------    ---------
    Net Cash Used in Investment Activities                      (3,239)      (3,244)

Effects of Exchange Rate Changes on Cash                          (137)         (85)
                                                             ---------    ---------
Net change in cash and cash equivalents during the period        3,005          381
Cash and cash equivalents at beginning of period                 3,010        1,525
                                                             ---------    ---------
Cash and cash equivalents at end of period                    $  6,015     $  1,906
                                                             =========    =========

      See Notes To Unaudited Consolidated Financial Statements.

                                 GELMAN SCIENCES INC.

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



General

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position of Gelman Sciences Inc. and subsidiaries as of January 31, 1996, and the results of their operations and cash flows for the three and six months ended January 31, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the year ended July 31, 1995. The results of operations for the three and six months ended January 31, 1996 and 1995 are not necessarily indicative of the results of the full year.

Pollution Related Matters

    The Company has settled several law suits related to groundwater contamination and has begun remediation activities. The remediation plan requires the Company to treat the groundwater to the extent necessary to reduce contaminants to a defined level. Total costs to the Company of pollution related activities will be dependent upon the efficacy and duration of the remediation plan and obtaining a cost free repository for treated groundwater. The ultimate costs to be incurred could exceed the amount provided of $578,000 at January 31, 1996. However, it is the opinion of management that these additional costs, if any, will not have a material adverse effect on the Company's operations because the cash outflows would be spread over many future years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Comparison of Six Months ended January 31, 1996 and 1995

    Net Sales for the six months ended January 31, 1996 increased by $6.3 million or 13% to $54.5 million as compared to net sales of $48.2 million for the six months ended January 31, 1995. The increase was the result of strong international sales led by a 51% increase in medical device products. Foreign currency fluctuations represented less than 1 percent of the overall percentage increase.

    Overall, sales to customers in Europe increased 27% due mainly to increases in medical device products used in intravenous therapy. Sales to customers in Asia/Pacific increased 21% due to sales increases in process products used in high-technology filtration systems. Sales to customers in the Americas increased 8% over the same period of last fiscal year. Overall growth in the Americas was slowed as sales of laboratory products were level compared to the same period last fiscal year. This was due to distributor inventory reductions during the Companys second fiscal quarter. The inventory reductions resulted from the consolidation of distributors through which the Company sells its laboratory products.

    Worldwide sales, as compared to the first six months of last fiscal year, in the laboratory market increased 3%. As described above, the slow growth in laboratory products was the result of distributor inventory reduction programs, in the Americas, during the Company's second fiscal quarter. Process filtration sales improved 18%. Medical Device sales improved 27% and sales of microporous membrane improved 18%.

    Gross profit increased $3 million or 12% to $27.6 million in the six months ended January 31, 1996, as compared to $24.6 million in the six months ended January 31, 1995. As a percentage of net sales, gross profit declined slightly from 51.1% to 50.8%. The decline in gross margin reflects a change in product mix compared to the first six months of last fiscal year. The combination of strong growth for medical device products, which carry lower margins, and the slow growth for laboratory products, which carry higher margins, has resulted in the overall margin decline.

    Selling and administrative expenses increased by $1.4 million or 8% to $18.7 million in the six months ended January 31, 1996, compared to $17.3 million in the six months ended January 31, 1995. As a percentage of sales, selling and administrative expenses declined from 35.9% to 34.3%. This reflect the Company's strategy of leveraging operating earnings by reducing administrative expenses as a percentage of sales. Selling and marketing expenses were level as a percentage of sales.

    Research and development expenses increased to $3 million in the six months ended January 31, 1996 as compared to $2.6 million in the six months ended January 31, 1995, or 12.7%. As a percentage of net sales, these expenses were 5.4%, respectively. Interest expense decreased $577,000 due to the repayment of outstanding indebtedness in the third quarter of fiscal 1995.

    The effective tax rate for the six months ended January 31, 1996 was 34% compared to 36% for the same period in fiscal 1995. The reduction in tax rates reflects the Company's efforts to maximize its use of tax benefits related to export sales and increased tax credits applicable to its research and development activities.

    Net earnings increased $1.3 million or 52% to $3.8 million for the six months ended January 31, 1996, compared to $2.5 million for the six months ended January 31, 1995. As a percentage of sales, net earnings increased to 6.9% from 5.2%. Earnings per share increased to $.46 per share on 8.2 million shares compared to $.38 per share on 6.6 million shares.

Comparison of Three Months ended January 31, 1996 and 1995

    Net sales for the second quarter ended January 31, 1996 increased 13% to $27.1 million as compared to net sales of $24.0 million for the quarter ended January 31, 1995. The increase was due to strong world wide sales of medical devices and international sales of process products. Foreign currency fluctuations represented less than one-half of 1 percent of the overall percentage increase.

    Overall, sales to customers in Europe increased 27%. Sales to customers in Asia/Pacific increased 18%. Sales to customers in the Americas increased 8% over the same period last fiscal year despite a decline of 6% in laboratory sales. As described above, the decline in sales of laboratory products was the result of distributor inventory reduction programs due to distributor consolidation. Management believes this to be a one time inventory correction by the Company's distributors as end user demand appears steady.

    Worldwide sales by product lines, as compared to the second quarter of last fiscal year, in the laboratory market of our business decreased 3%. Medical Device sales improved 33%. Process filtration sales and sales of microporous membrane improved 21%.

    Gross margin for the quarter was 50.9% as compared to 51.8% for the prior year second quarter. The margin decline is a direct result of a product mix change due to the decline in laboratory sales compared to the second quarter of last fiscal year. Laboratory products carry a higher margin relative to other product lines.

    Selling and administrative costs as a percentage of sales were 34% for the second quarter ended January 31, 1996 compared to 37% for the second quarter of last fiscal year. This reflects the leveraging strategy discussed above plus lower levels of certain incentives related to sales growth and sales mix. The increase in Other expense (income) - net is due to an adjustment that corrects an error in the financial statements for the first quarter of this fiscal year. Interest expense decreased $298,000 due to the repayment of outstanding indebtedness in the third quarter of fiscal 1995. The effective tax rate for the second quarters ended January 31, 1996 and 1995 was 34% and 37%, respectively.

    Net earnings for the second quarter ended January 31, 1996 increased 48% to $1.9 million or $.23 per share on 8.2 million shares, as compared with $1.3 million or $.19 per share on 6.6 million shares.

Liquidity and Capital Resources

    The Company generated cash from operations of $5.8 million for the six months ended January 31, 1996 compared to $2.0 million for the same period last fiscal year. The Company used $3 million to fund capital expenditures and increased its cash reserves by $3 million. Working capital at January 31, 1996 was $35.1 million compared to $31.9 million at July 31,1995. The increased working capital was due to the additional cash reserves. At January 31, 1996, the Company's unused portion of lines of credit under the revolving credit agreement was $15 million.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    The Company is involved in various legal actions in the normal course of business. In addition, during the year the Company was a party to various legal actions arising under statutes regulating the discharge of materials into the environment or otherwise protecting the environment. These have been described in the Company's 1995 Annual Report and Item 1. "Environmental Regulations" and Item 3. "Legal Proceedings" of the Company's Form 10-K for the year ended July 31, 1995, and Item 1. "Legal Proceedings" of Part II of the Company's Form 10-Q for the quarter ended October 31, 1995. All of those legal actions involving environmental matters were concluded in the quarter ending October 31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders, held on December 15, 1995, the Shareholders ratified and approved the issuance of warrants to non-employee directors since September 1, 1992. The Shareholder votes were 5,426,792 or 75.43% "For", 734,020 or 10.20% "Against", 88,750 or 1.23% "Abstain", and
945,340 or 13.14% "Broker's Non Vote".

    At the same meeting, the Shareholders ratified and approved a Non-Employee Director Stock Plan. The Shareholder votes were 5,424,076 or 75.39% "For", 776,069 or 10.78% "Against", 49,417 or 0.69% "Abstain", and 945,340 or 13.14%
"Broker's Non Vote".

    The Shareholders also ratified and approved an Executive Stock Ownership Plan. The Shareholder votes were 5,621,665 or 78.13% "For", 581,327 or 8.08% "Against", 46,570 or 0.65% "Abstain", and 945,340 or 13.14% "Broker's Non
Vote".

    Further, the Shareholders elected three directors as follows:

    Mr. Kim A. Davis was re-elected as a director for a three-year term expiring with the 1998 Annual Meeting. The Shareholder votes were 7,157,040 or 99.47% "For", and 37,862 or 0.53% "Withheld".

    Dr. Saul H. Hymans was re-elected as a director for a three-year term expiring with the 1998 Annual Meeting. The Shareholder votes were 7,160,339 or 99.52% "For", and 34,563 or 0.48% "Withheld".

    Dr. Nina I. McClelland was re-elected as a director for a three-year term expiring with the 1998 Annual Meeting. The Shareholder votes were 7,160,339 or 99.52% "For", and 34,563 or 0.48% "Withheld".

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

    (11) Statement re computation of per share earnings for the three and six months ended January 31, 1996 and 1995.

    (27)  Financial Data Schedules


(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the fiscal quarter ended January 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GELMAN SCIENCES INC.
                           ------------------------
                                  (Registrant)




Date: March 12, 1996      /s/    Kim A. Davis
                        ------------------------------
                        Kim A. Davis, President
                        and Chief Operating Officer




Date: March 12, 1996      /s/    David J. DiMaggio
                        ------------------------------
                        David J. DiMaggio, Controller