Form 10-Q
period 1996-04-30
GELMAN SCIENCES INC
filed 1996-06-12
CIK 310252

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996
                                                 ---------------
                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                   Commission file number             I7828
             ------------------------------------------------------

                             GELMAN SCIENCES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                       38-1614806
- ----------------------------------                ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)


              600 South Wagner Road, Ann Arbor, Michigan  48103-9019
              --------------------------------------------------------
                    (Address of principal executive offices)
                                    (Zip Code)

                                 (313) 665-0651
                -----------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At June 4, 1996, there were 7,946,340 shares of the Company's $.10 par value common stock outstanding.

                              GELMAN SCIENCES INC.
                                     INDEX


                                                                    Page
PART I.  Financial Information                                     Number

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets
            April 30, 1996 (Unaudited) and
            July 31, 1995. . . . . . . . . . . . . . . . . . . . . . . 3

            Condensed Consolidated Statements of
            Income (Unaudited) for the three and nine months ended
            April 30, 1996 and 1995. . . . . . . . . . . . . . . . . . 4

            Condensed Consolidated Statements of
            Cash Flows (Unaudited) for the nine months ended
            April 30, 1996 and 1995. . . . . . . . . . . . . . . . . . 5

            Condensed Notes to Unaudited Consolidated
            Financial Statements . . . . . . . . . . . . . . . . . . . 6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . . . . . 7


PART II.  Other Information

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 10

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .  11

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                   April 30,      July 31,
                                                      1996          1995
                                                 ------------- -------------
ASSETS                                            (Unaudited)
Current Assets:
     Cash and cash equivalents                        $  7,010      $  3,010
     Accounts receivable, less allowances               26,476        23,985
     Inventories:
        Finished products                                6,993         6,320
        Work in process                                  1,439         1,572
        Raw material and purchased parts                 4,976         7,052
                                                 ------------- -------------
                                                        13,408        14,944
     Other current assets                                4,897         4,988
                                                 ------------- -------------
                 Total Current Assets                   51,791        46,927

Property, Plant and Equipment                           73,535        69,842
Less Allowances for Depreciation                       (39,952)      (37,258)
                                                 ------------- -------------
                                                        33,583        32,584
Intangibles and Other Assets                             2,581         2,270
                                                 ------------- -------------
                     Total Assets                    $  87,955     $  81,781
                                                 =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                    $  2,171      $  1,368
     Accounts payable                                    4,344         3,813
     Accrued expenses                                    7,226         9,312
     Current maturities of long-term debt                  497           524
                                                 ------------- -------------
              Total Current Liabilities                 14,238        15,017

Long-Term Debt, Exclusive of Current Maturities          5,056         5,493
Other Long-Term Liabilities                              2,476         2,498
Stockholders' Equity:
     Preferred stock, par value $1.00 per share
     Common stock, par value $.10 per share                794           779
     Additional capital                                 36,535        35,145
     Retained earnings                                  30,125        23,714
     Translation adjustments                              (969)         (565)
     Less loan to Employee Stock Ownership Plan           (300)         (300)
                                                 ------------- -------------
              Total Stockholders' Equity                66,185        58,773
                                                 ------------- -------------
     Total Liabilities and Stockholders' Equity      $  87,955     $  81,781
                                                 =============  ============

     See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, except per share data)

                                         Three Months Ended          Nine Months Ended
                                              April 30,                  April 30,
                                      -------------------------   -----------------------
                                          1996         1995           1996        1995
                                      -----------   ----------    ----------   ---------
Net Sales                               $  29,502    $  26,893     $  83,961   $  75,078
Cost and Expenses:
  Cost of products sold                    14,143       12,825        40,957      36,408
  Selling and administrative               10,494        9,528        29,200      26,848
  Research and development                  1,643        1,366         4,598       3,990
  Other income - net                         (229)        (241)         (273)       (363)
                                      -----------   ----------    ----------   ---------
Operating Earnings                          3,451        3,415         9,479       8,195
Interest Expense                              142          311           447       1,193
                                      -----------   ----------    ----------   ---------
Earnings Before Income Taxes                3,309        3,104         9,032       7,002
Provision For Income Taxes                    676        1,133         2,621       2,544
                                      -----------   ----------    ----------   ---------
Net Earnings                             $  2,633     $  1,971      $  6,411    $  4,458
                                      ===========   ==========    ==========   =========


Primary Earnings Per Share                 $  .32       $  .26        $  .78      $  .64
                                      ===========   ==========    ==========   =========
Weighted Average Common and
Common Equivalent Shares Outstanding        8,323        7,587         8,238       6,927
                                      ===========   ==========    ==========   =========

  See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                       Nine Months Ended
                                                                           April 30,
                                                                   -----------   ----------
                                                                      1996         1995
                                                                   -----------   ----------
Operating Activities
Net earnings                                                         $   6,411    $   4,458
Loss on disposal of assets                                                   -           54
Depreciation and amortization                                            3,315        3,288
(Increase) decrease in inventories                                       1,238       (1,228)
Increase in accounts receivable                                         (2,833)      (3,867)
(Increase) decrease in other current assets                                 28         (948)
Increase (decrease) in current liabilities                                (219)         927
Decrease in liabilities for environmental activities                      (326)        (515)
Other                                                                      271           92
                                                                   -----------   ----------
    Net Cash Provided by Operating Activities                            7,885        2,261

Financing Activities
Net proceeds from issuance of common stock                                   -       19,424
Long-term debt borrowings                                                  685       22,353
Principal payments on long-term debt                                    (1,109)     (38,480)
Tax benefit from exercised stock options                                   557          394
Proceeds from exercised stock options                                      792          682
                                                                   -----------   ----------
    Net Cash Provided by Financing Activities                              925        4,373

Investment Activities
Capital expenditures                                                    (4,308)      (5,536)
Proceeds from sale of assets                                                 2           25
Increase in intangibles and other assets                                  (360)        (143)
                                                                   -----------   ----------
    Net Cash Used in Investment Activities                              (4,666)      (5,654)

Effects of Exchange Rate Changes on Cash                                  (144)        (231)
                                                                   -----------   ----------
Net change in cash and cash equivalents during the period                4,000          749
Cash and cash equivalents at beginning of period                         3,010        1,525
                                                                   -----------   ----------
Cash and cash equivalents at end of period                           $   7,010    $   2,274
                                                                   ===========   ==========

          See Notes To Unaudited Consolidated Financial Statements.

                             GELMAN SCIENCES INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



General

	In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position of Gelman Sciences Inc. and subsidiaries as of April 30, 1996, and the results of their operations and cash flows for the three and nine months ended April 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the year ended July 31, 1995.
The results of operations for the three and nine months ended April 30, 1996 and 1995 are not necessarily indicative of the results that might occur for the full year.

Pollution Related Matters

	The Company has settled several lawsuits related to groundwater contamination and has begun remediation activities. The remediation plan requires the Company to treat the groundwater to the extent necessary to reduce contaminants to a defined level. Total costs to the Company of pollution-related activities will be dependent upon the efficacy and duration of the remediation plan and obtaining a cost-free repository for treated groundwater. The ultimate costs incurred by the Company for the remediation activities could exceed the amount provided of $415,000 at April 30, 1996. However, the Company believes that these additional costs, if any, will not have a material adverse effect on the Company's operations because the cash outflows would be spread over many future years.

Income Taxes

	During the quarter, the Company undertook an examination of research and development expense for the current and prior years for the purpose of reflecting an accurate research and development tax credit consistent with actual business activities. The result of the study has been reflected in income tax expense for the third quarter, resulting in a 5% reduction in the overall 34% effective tax rate for the nine months ended April 30, 1996.

Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Results of Operations
Comparison of Nine months ended April 30, 1996 and 1995

	Net sales for the nine months ended April 30, 1996 increased by $8.9 million or 12% to $84.0 million as compared to net sales of $75.1 million for the nine months ended April 30, 1995. The increase was primarily the result of strong European sales led by a 44% increase in sales of medical device products.

	Overall, sales to customers in Europe increased 25% due mainly to increases in sales of medical device products used in intravenous therapy. Sales growth in the Asia/Pacific region declined slightly due to lower sales of laboratory products in the Japanese market combined with a negative sales impact, in the third quarter relating to currency fluctuations in the yen. Sales to customers in the Americas increased 9% over the same period of the prior fiscal year. Overall growth in the Americas was slowed as sales of laboratory products increased 2% compared to the same period of fiscal 1995. This was due primarily to distributor inventory reductions during the Company's second fiscal quarter. The inventory reductions resulted from the consolidation of distributors through which the Company sells its laboratory products.

	Worldwide sales in the laboratory market increased 4%. As described above, the slow growth in the sale of laboratory products was the result of distributor inventory reduction programs in the Americas during the Company's second fiscal quarter. Sales of process filtration products improved 17% over the prior fiscal year, sales of medical devices improved 22% and sales of microporous membrane improved 15%.

	Gross profit increased $4.3 million or 11% to $43.0 million in the nine months ended April 30, 1996, as compared to $38.7 million in the nine months ended April 30, 1995. As a percentage of net sales, gross profit declined slightly from 51.5% to 51.2%. The decline in gross margin reflects a change in product mix compared to the first nine months of last fiscal year. The combination of strong growth in the sales of medical device products, which carry lower margins, and the slow growth for laboratory products, which carry higher margins, has resulted in the overall margin decline.

	Selling and administrative expenses increased by $2.4 million or 9% to $29.2 million in the nine months ended April 30, 1996, compared to $26.8 million in the nine months ended April 30, 1995. As a percentage of sales, selling and administrative expenses declined from 35.8% to 34.8% reflecting lower levels of certain accruals relating to management incentive programs during the first half of the year.

	Interest expense declined $746,000 due to the repayment of outstanding indebtedness in the third quarter of fiscal 1995 with the proceeds from the public offering of the Company's common stock.

	The effective tax rate for the nine months ended April 30, 1996 was 29% compared to 36% for the same period in fiscal 1995. As more fully described in Notes To Unaudited Consolidated Financial Statements, the change in the effective tax rate to 29% reflects a 5% reduction from the overall 34% effective rate for this fiscal year. That reduction is the result of a research and development expense examination undertaken during the third quarter for the purpose of reflecting an accurate research and development tax credit consistent with actual business activities.

	Net earnings increased $1.9 million or 44% to $6.4 million or $.78 per share for the nine months ended April 30, 1996, compared to $4.5 million or $.64 per share for the nine months ended April 30, 1995. The increase in the weighted average shares from 6,927,000 to 8,238,000 reflects the effect of the secondary public offering in the third quarter of last fiscal year. As a percentage of sales, net earnings increased to 7.6% from 5.9%.

Comparison of Three Months ended April 30, 1996 and 1995

	Net sales for the third quarter ended April 30, 1996 increased 10% to $29.5 million as compared to net sales of $26.9 million for the quarter ended April 30, 1995. The increase was due to strong European sales of medical devices and process products. Foreign currency fluctuations negatively impacted overall sales by 1% during the quarter as compared to the same quarter of last fiscal year.

	Overall, sales to customers in Europe increased 23% as laboratory, process products and medical devices each showed strong growth. Sales to customers in Asia/Pacific declined 9%. The stronger dollar compared to the yen plus lower sales levels of laboratory products were the main reasons for the decline. Sales to customers in the Americas increased 9% over the same period of the prior fiscal year. Laboratory products increased 6% as sales began to recover from the distributor inventory reduction programs which took place during the Company's second fiscal quarter when sales to distributors decreased 6%.

	Worldwide sales for laboratory products increased 7% as compared to the third quarter of last fiscal year. Medical device sales increased 12%, process filtration sales increased 14% and sales of microporous membrane increased 10% in each case as compared to the third quarter of the prior fiscal year.

	Gross margins for the third quarter of fiscal 1996 and 1995 were 52.1% and 52.3%, respectively. This represents an improvement over the first half of this fiscal year as product mix has become more favorable. However, the margin was below the third quarter of last fiscal year as the overall mix of products sold remains slightly unfavorable.

	Interest expense decreased $169,000 due to the repayment of outstanding indebtedness late in the third quarter of fiscal 1995. The effective tax rate for the third quarter was 20% compared to 36.5% for the same period in fiscal 1995. This reflects the research and development tax credit recorded during the quarter as more fully described in Notes To Unaudited Consolidated Financial Statements.

	Net earnings for the third quarter ended April 30, 1996 increased 34% to $2.6 million or $.32 per share, as compared with $2.0 million or $.26 per share for the third quarter ended April 30, 1995.

Liquidity and Capital Resources

	The Company generated cash from operations of $7.9 million for the nine months ended April 30, 1996 compared to $2.3 million for the same period last fiscal year. The Company used $4.3 million to fund capital expenditures and increased its cash reserves by $4.0 million. Working capital at April 30, 1996 was $37.5 million compared to $31.9 million at July 31,1995. The increased working capital was due mainly to the additional cash reserves. At April 30, 1996, the Company's unused portion of its line of credit under the revolving credit agreement was $15.0 million.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

	The Company, in the normal course of business, is involved in incidental, routine litigation, which, in the opinion of management, will not have a material impact on the financial condition of the Company.

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

     (11) Statement re computation of per share earnings for the three and nine months ended April 30, 1996 and 1995.

     (27)  Financial Data Schedules


(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended April 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GELMAN SCIENCES INC.
                          -------------------------------
                                 (Registrant)




Date: June 12, 1996     /s/    Kim A. Davis
                       ---------------------------------
                       Kim A. Davis, President
                       and Chief Operating Officer




Date: June 12, 1996    /s/    George Uveges
                      --------------------------------------
                      George Uveges, Chief Financial Officer
                      and Vice President of Administration