Form 10-K/A
period 1995-07-31
GELMAN SCIENCES INC
filed 1996-08-06
CIK 310252

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1995        Commission File Number-I7828

                              GELMAN SCIENCES INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Michigan                                               38-1614806
- -----------------------------------                   -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

     600 South Wagner Road
     Ann Arbor, Michigan                                     48103-9019
- ----------------------------------------              --------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (313) 665-0651

Securities Registered Pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
     Title of each class                                 which registered
- ---------------------------------------             -------------------------
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

                        DOCUMENTS INCORPORATED BY REFERENCE
                                      None
Exhibit Index at Page 4.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(3)  Exhibits

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


                                   By:  /s/Kim A. Davis
                                        ----------------------------------
                                        GELMAN SCIENCES INC.
                                        Kim A. Davis, President and
                                        Chief Operating Officer and Director
Dated:  August 5, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 5, 1996.


                    /s/Kim A. Davis
                    -------------------------------------
                    President and
                    Chief Operating Officer and Director



                              GELMAN SCIENCES INC.
                                   FORM 10-K/A
                                INDEX TO EXHIBITS

                                                                     Page

(10) Material Contracts

      (21) Employment Agreement dated August 1, 1995, between the Company and Kim A. Davis.

      (22) Employment Agreement dated August 1, 1995, between the Company and Charles Gelman.