Form 10-K
period 1996-07-31
GELMAN SCIENCES INC
filed 1996-10-17
CIK 310252

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1996             Commission File Number-I7828
                            GELMAN SCIENCES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                     38-1614806
----------------------------------------      ----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification Number)

    600 SOUTH WAGNER ROAD
     ANN ARBOR, MICHIGAN                                48103-9019
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (313) 665-0651

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
          Title of each class                           which registered
----------------------------------------      ----------------------------------
COMMON STOCK, PAR VALUE $.10 PER SHARE              AMERICAN STOCK EXCHANGE


Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes ____X____    No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

The aggregate market value of the registrant's voting stock (Common Stock, $.10 Par Value) held by non-affiliates of the registrant as of September 24, 1996 was $199,553,598.

The number of outstanding shares of the registrant's Common Stock, as of September 24, 1996 was 7,947,080 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

None

Exhibit Index at Page 41                                   Number of Pages 113.

                                     PART I

ITEM 1.  BUSINESS.

(A)  GENERAL DEVELOPMENT OF BUSINESS

     Gelman Sciences Inc. ("Gelman" or the "Company") was incorporated in Michigan in 1959. Unless the context indicates otherwise, the term "Gelman" or the "Company" includes Gelman Sciences Inc. and its subsidiaries.

     Gelman designs, manufactures and markets a broad line of specialty microfiltration products for the separation and purification of liquids and gases. Gelman's core technologies are the manufacturing of microporous membranes which serve as a barrier, filter or separator of microscopic particles and the packaging and sealing of these membranes into microfiltration products. Gelman believes that it offers a greater variety of membranes and microfiltration products in its markets than any other manufacturer and that it has built significant brand recognition, particularly in scientific and industrial laboratories. Nearly all of Gelman's microfiltration products are disposable, and many are used in high volume applications requiring regular replacement.

     Gelman's products are marketed worldwide for scientific and industrial applications. The Company has increased its focus on international business and has opened or expanded subsidiaries or sales offices in Europe and Asia.
As a result of these efforts, non-U.S. sales have grown from 30% of total sales for fiscal 1991 to 40% of total sales for fiscal 1996.

     On August 30, 1996, Gelman entered into a merger agreement with Memtec Limited ("Memtec"), a corporation organized under the laws of New South Wales, Australia, and GSI Acquisition Corporation, a Michigan corporation and a wholly-owned, direct subsidiary of Memtec ("GSI") pursuant to which GSI will be merged (the "Merger") with and into Gelman and Gelman will become a wholly-owned subsidiary of Memtec. In the Merger, each outstanding share of Gelman Common Stock will be converted into and represent the right to receive
1.05 Memtec American Depositary Shares ("Memtec ADSs"). The Merger Agreement will be submitted for approval and adoption by the stockholders of Gelman and the issuance of the Memtec Ordinary Shares underlying the Memtec ADSs will be submitted for approval by the Memtec shareholders.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For information related to net sales, operating income and identifiable assets and other information about industry segments, see Note L included in the Financial Statements of the Company on Pages F-12 to F-14 of this report on Form 10-K.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

     HEALTH PRODUCTS GROUP

     The Health Products Group supplies a variety of specialized medical disposable filter devices. The products are sold to biotechnology, pharmaceutical and healthcare companies for use in the research, development and manufacturing of new drugs and vaccines and their administration to patients. The products are sold by the Company's sales personnel and a network of distributors as either standard catalog items or as original equipment manufacturer ("OEM") products. The OEM products consist of intravenous fluid in-line filters, transducer protectors and standard small volume filtration disposable medical filters.

     The Health Products Group also provides other products for the healthcare industry such as membranes, equipment and reagents for clinical diagnostic testing by electrophoresis. Microporous membrane media, used in a variety of medical applications, are provided by the Health Products Group in bulk roll stock for use in products of OEMs. Medical device sales have accounted for 34%, 34% and 31% of consolidated sales for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

CUSTOMERS

     No customer of the Health Products Group accounted for more than 10% of consolidated sales in fiscal 1996. The Company believes that the loss of any customer would not have a material adverse effect on the Health Products Group.

BACKLOG AND RAW MATERIALS

     Backlog for the Health Products Group was $7,289,000 and $8,215,000 at September 24, 1996, and October 21, 1995, respectively. It is anticipated that the current backlog will be shipped prior to July 31, 1997. No unusual sources of supply are required to meet the Company's manufacturing requirements.

COMPETITION

     Competition in the Health Products Group comes from a variety of competitors, the two most important of which are Millipore Corporation ("Millipore") and Pall Corporation ("Pall"). Both competitors are significantly larger than the Company. Gelman competes with other manufacturers based on a variety of factors, including product innovation and performance, quality, breadth of product offering, price and customer service.

     FILTRATION PRODUCTS GROUP

     The Filtration Products Group supplies various configurations of microfiltration media and hardware to the industrial and scientific communities. Small diameter filter media and hardware are utilized in research and industrial laboratories for clarification and purification of waters and chemicals. The sales of laboratory filters and hardware have accounted for 39%. 40% and 44% of total sales for years ended July 31, 1996, 1995 and 1994, respectively.

     In the industrial process filtration area, products are utilized in both large diameter filters and high surface area cartridges for clarification and separation of gases, liquids and chemicals. Typical industrial customers are in the pharmaceutical, electronics, and beverage industries. These products are sold in the United States and internationally by Company sales personnel and a network of distributors. Cartridge sales have accounted for 25%, 24% and 22% of consolidated sales for the years ended July 31, 1996, 1995 and 1994, respectively.

CUSTOMERS

     Gelman believes that no end-user of any of its filtration products accounts for more than 5% of sales. Sales by Gelman of laboratory products to its two largest U.S. distributors, Fisher Scientific International Inc. ("Fisher") and VWR Corporation, accounted for 25% of total sales in fiscal 1996. The loss of either of these distributors could have an adverse effect on Gelman. Management believes the loss of either of these distributors is unlikely due to Gelman's long-term relationship with these distributors and the investments made by these distributors in inventory, promotional programs and training of their sales forces.

     Fisher recently entered into a non-exclusive distribution agreement with Millipore, one of Gelman's competitors in the laboratory market, pursuant to which Fisher will distribute certain of Millipore's branded laboratory products in the United States, Canada and Puerto Rico. Gelman does not believe that this agreement will have an adverse impact on domestic sales due to Gelman's strong relationships with Fisher and its end-use customers and other distributors who have successfully competed against Millipore in the past. In addition, Gelman is strengthening its relationship with Fisher's International Division as Gelman continues to expand its international market presence.


BACKLOG AND RAW MATERIALS

     Backlog for the Filtration Products Group was $7,529,000 and $5,922,000 at September 24, 1996, and October 21, 1995, respectively. It is anticipated that the current backlog will be shipped prior to July 31, 1997. No unusual sources of supply are required to meet the Company's manufacturing requirements.

COMPETITION

     In the Filtration Products Group, the Company's primary competitors are Millipore, Pall and, to a lesser extent, Sartorius Membranfilter GmbH (in Europe), with whom the Company has entered into a partnership agreement to supply microfiltration media at prices which are competitive with those paid by other customers of the Filtration Products Group. Competition in this market is to a high degree based on product innovation and performance, quality, breadth of product offering, and other technical services.


     GENERAL BUSINESS

PATENTS, TRADEMARKS, LICENSES AND TECHNOLOGICAL CAPABILITY

     The Company has 145 active patents and 114 registered and 40 unregistered trademarks throughout the world. The Company does not consider any one of these patents or trademarks to be materially important to its business. The Company relies to a great extent on its technological skills and product development achievements to compete effectively.

RESEARCH AND DEVELOPMENT

     The Company maintains a strong commitment to applied research and development. Gelman's product development efforts are focused on the enhancement of existing product lines and development of new products based on Gelman's existing technologies and production capabilities. Research and development expenditures were $6.3 million, $5.5 million and $4.9 million in fiscal 1996, 1995 and 1994, respectively.

ENVIRONMENTAL REGULATIONS

     Until May 1986, the Company used 1,4-dioxane, an organic chemical, in its manufacturing processes at its main facility in Ann Arbor, Michigan. Over the years, various storage and waste water disposal methods have been permitted by the responsible governmental agencies. In January 1986, 1,4-dioxane was identified in wells near the manufacturing plant. Pursuant to a consent decree agreed to in October 1992 and amended in September 1996, which resolved litigation with the Michigan Department of Natural Resources, the Company is remediating this contamination without admitting wrongdoing.

For a description of the environmental litigation and remediation in which the Company has been involved, see "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Note J - Pollution-Related Expenses" included in the Financial Statements of the Company, on page F-12 of this report of Form 10-K.

EMPLOYEES

     Gelman employs 773 persons in the United States and 128 persons in non-U.S. operations. The Company relies to a great extent, both domestically and internationally, on a network of distributors. In the United States, the Company employs 27 sales representatives to work with distributors, make sales calls in conjunction with the distributors' representatives and coordinate technical support needs.


(D)  FINANCIAL INFORMATION REGARDING GEOGRAPHIC AREAS

     For information related to net sales, operating earnings and identifiable assets of the Company's foreign and domestic operations, see Notes L and M included in the Financial Statements of the Company on pages F-12 to F-14 of this report on Form 10-K.


ITEM 2.  PROPERTIES.

     The Company owns its principal office and manufacturing facilities located in Ann Arbor, Michigan, which contains approximately 180,000 square feet of floor space. The Company was granted an Industrial Development Bond in July 1989, the proceeds of which were utilized to purchase land in Pensacola, Florida and build a 58,000 square foot manufacturing facility which was completed in fiscal 1990. The amount outstanding at July 31, 1996, under the Industrial Revenue Bond, which has been redeemed and reissued twice and currently matures in July 2004, was $4.4 million. The Company also leases buildings in Ann Arbor and Pleasanton, California containing approximately 58,000 square feet which are used primarily for office space and manufacturing.

     The Company's Australian, British, Canadian, German, Irish, French, Italian and Japanese subsidiaries lease office and warehouse facilities. The Company also maintains regional product application testing laboratories in the British and Japanese facilities.

     Substantially all of the existing facilities are used in connection with the Company's Health and Filtration Product Groups.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company, in the normal course of business, is involved in incidental, routine litigation, which, in the opinion of management, will not have a material impact on the financial condition of the Company. In addition, during fiscal 1996 the Company was a party to various legal actions arising under statutes regulating the discharge of materials into the environment or otherwise protecting the environment. Those legal actions involving environmental issues are described below. (See also, "Environmental Regulations" in Item 1, above.)

     Kelly v. Gelman Sciences Inc. (Circuit Court for Washtenaw County, Michigan, Case No. 88-34734-CE). On February 26, 1988, the Attorney General for the State of Michigan, on behalf of the Michigan Natural Resources Commission, the Michigan Water Resources Commission and the Michigan Department of Natural Resources, filed suit against the Company, alleging that contamination near the Company's Ann Arbor facility was caused by the Company in disposing of waste water from its manufacturing processes. On October 23, 1992, the parties entered into a settlement agreement. Under the terms of the settlement, the Company is to purge, treat and dispose of environmental contamination near the Company's main facility. On October 26, 1992, the Court entered an order of settlement of this case based upon the agreement reached by the parties. In September 1996, the parties entered into an amendment of the settlement agreement, modifying the levels of cleanup the Company must perform so as to bring those levels into compliance with current statutory requirements. On September 23, 1996, the Court approved the amendment.

     Scarbrough, et al. v. Gelman Sciences Inc., et al. (Circuit Court for Washtenaw County, Michigan, Case No. 88-35594-CE). By Complaint filed August 8, 1988, and amended September 15, 1988, 27 residents of the Westover subdivision located near the Ann Arbor facility of the Company sued the Company and eight other defendants for damages associated with alleged contamination of residential water supplies and for the cost of court-supervised medical surveillance. The total demand was $3,095,000. On March 9, 1990, plaintiffs settled with seven of the eight other defendants for $100,000. (The suit against the remaining other defendant was subsequently dismissed by the Court.) Thereafter, 15 plaintiffs settled with the Company for a total of $175,535. Twelve plaintiffs refused to settle. On November 30, 1990, a jury returned a verdict in favor of the 12 plaintiffs, awarding damages totaling $119,756. After adjustment for the March 9, 1990, settlement between plaintiffs and seven other defendants, the net jury verdict against the Company was $62,250, plus interest. On December 11, 1991, the Court awarded the Company costs totaling $87,529.38, plus interest. The 12 plaintiffs who went to trial appealed the outcome of the case. On July 27, 1994, the Court of Appeals affirmed the jury verdict. On September 21, 1994, the Court of Appeals denied plaintiffs' Motion for Rehearing. Plaintiffs filed an Application for Leave to Appeal with the Michigan Supreme Court. On June 30, 1995, the Supreme Court denied the Application. Plaintiffs filed a Motion for Reconsideration, which was denied on October 31, 1995.

     Dawson, et ano v. Gelman Sciences Inc., et al. (Circuit Court for Washtenaw County, Michigan, Case No. 92-43975-CE). On November 3, 1992, two residents in the Evergreen subdivision located near the Ann Arbor facility of the Company filed a Complaint against the Company, the Chairman of the Company, and eight other defendants for damages associated with alleged contamination of residential water supplies. On January 7, 1993, the Company and its Chairman filed their Answers denying liability and cross-claiming against the co-defendants. On October 27, 1993, the Court granted the motion of the Company and its Chairman for summary judgment. An Order dismissing this case was entered on December 15, 1993. Plaintiffs appealed, and, on November 7, 1995, the Michigan Court of Appeals affirmed the dismissal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock trades on the American Stock Exchange. The ticker symbol is "GSC". No cash dividends were paid by the Company during each of the two fiscal years ended July 31, 1996. There were 1,145 shareholders of record of the Company on September 24, 1996. The Company's debt agreements limit the amount available for cash dividends to 50% of the Company's net income. However, no cash dividends are expected to be paid by the Company in the foreseeable future.

     The following table sets forth, for the two fiscal years ended July 31, 1996, the high and low sales prices per share as reported on the American Stock Exchange for the periods indicated.


---------------------------------------------------------------------------
FISCAL YEAR            1996                              1995
---------------------------------------------------------------------------
                   HIGH      LOW                     High      Low

First Quarter     $22 3/8   $18 3/4                $15 1/4   $12 1/2
Second Quarter     25 1/4    20 1/2                 15 7/8    11 5/8
Third Quarter      27 1/4    22 3/4                 17 3/8    12
Fourth Quarter     29 3/4    19                     19 7/8    17 3/4

---------------------------------------------------------------------------

On September 24, 1996, the closing sale price of the Company's common stock was $28 1/2 per share.

ITEM 6.  SELECTED FINANCIAL DATA.


----------------------------------------------------------------------------------------------------
                                                   Dollars in thousands, except per share data
----------------------------------------------------------------------------------------------------
                                                1996       1995       1994       1993        1992
----------------------------------------------------------------------------------------------------
OPERATING DATA FOR THE YEARS ENDED JULY 31,

Net sales                                     $112,057    $103,503   $94,963    $86,209     $81,460
Gross margin                                    55,193     53,433     47,710     42,545      38,499
Pollution-related expense                        2,800          -          -        543       4,988
Interest expense                                   607      1,314      1,689      2,006       2,590
Income taxes (credit)                            1,547      3,365      2,600      2.030        (212)
Net earnings (loss)                              4,336      6,622      4,754      2.702      (1,211)
Net earnings (loss) per share                      .53        .92        .75        .47         (21)
Return on average stockholders' equity             7.0%      14.8%      18.0%      12.9%        N.A.

BALANCE SHEET DATA AS OF JULY 31,

Cash and cash equivalents                     $  9,590    $ 3,010    $ 1,525    $ 1,142     $   867
Working capital                                 39,759     33,653     25,404     20,882       8,547
Total assets                                    88,220     81,781     71,687     63,495      61,530
Long-term debt including current maturities      7,867      7,385     25,198     25,269      25,624
Total liabilities                               23,532     23,008     41,252     41,239      41,879
Stockholders' equity                            64,688     58,773     30,435     22,256      19.651
Stockholders' equity per share                    8.15       7.54       4.96       3.81        3.45
----------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     Net sales for fiscal 1996 increased $8.6 million or 8% to $112.1 million compared to $103.5 million for fiscal 1995. The sales growth was principally in the European and Asia-Pacific regions where sales grew 22% and 12%, respectively. Asia-Pacific's sales growth was negatively impacted by the change in Japanese exchange rates. The Asia-Pacific sales growth denominated in local currencies was 19%. Sales in the Americas increased approximately 3% despite a 3% reduction in domestic laboratory sales caused by the consolidation of two major laboratory distributors.

     Worldwide sales of medical devices increased 12% reflecting strong international growth for intravenous therapy devices. Sales of process filtration products increased 16% compared to fiscal 1995 as a result of continued growth in demand from the microelectronics, chemical and beverage industries. Laboratory sales increased 3% and were negatively impacted primarily by domestic distributor inventory reductions during mid-fiscal 1996. Membrane sales increased 7% as compared to fiscal 1995, reflecting the Company's continued focus on membrane sales.

     Net sales for the fourth quarter of fiscal year 1996 of $28.1 million were substantially identical to net sales of $28.4 million for the fourth quarter of fiscal 1995. Sales in the fourth quarter of fiscal 1996 were negatively impacted by a number of factors including the effect of the stronger dollar relative to other currencies, which decreased fourth quarter sales by 2.5%, and the initial uncertainty among the Company's employees, distributors and customers created by the announcement of the Company's planned merger with Memtec. An additional factor contributing to the lack of fourth quarter net sales growth was $2.5 million of sales credits compared to $1.4 million of sales credits in the fourth quarter of 1995. The significant increase in the amount of sales credits was due to a transition in the Company's policy for granting sales credits to customers, changes in its process for tracking sales credits and one-time product returns from several large customers in exchange for long-term purchase and other commitments.

     Gross profit, as a percentage of sales, was 49.3% in fiscal 1996 compared to 51.6% in fiscal 1995. The lower gross profit margin was primarily attributable to fourth quarter items including negative inventory costing adjustments, increased inventory obsolescence expense, an increase in the amount of sales credits, the impact of foreign exchange rates as the dollar strengthened relative to other currency, lower than anticipated fourth quarter sales, and the impact of product mix. The effect on gross profit margin of product mix was the result of the strong growth in the sales of process filtration products and medical devices, which carry lower margins, and the slower growth in laboratory products, which carry higher margins.

     Selling and administration expense increased by $3.1 million or 8% to $40.1 million for fiscal 1996 compared to $37.0 million for fiscal 1995, primarily due to the Company's drive to increase market share consistent with the overall growth strategy.

Research and development expenses increased approximately $800,000 as a result of expanded development efforts in the Company's core membrane technology. Interest expense decreased approximately $700,000 due to repayment of outstanding indebtedness in the third quarter of fiscal 1995 with the proceeds from a public offering of the Company's common stock. The Company's effective tax rate for fiscal 1996 was 26% versus a tax rate of 34% in fiscal 1995 reflecting the result of a research and development expense review undertaken during the third quarter of fiscal 1996 for the purpose of reflecting a research and development tax credit consistent with actual business activities, a greater tax benefit from the Company's foreign sales corporation and the benefit from the utilization of foreign net operating loss carryforwards and adjustment of related valuation reserves.

     During the fourth quarter of fiscal 1996 the Company increased its reserve for environmental remediation by $2.8 million. The increase in the amount of the environmental remediation reserve was made as a result of a comprehensive review of operating expenses associated with the revised work plan for groundwater cleanup at the Company's Ann Arbor facility. The work plan was developed in connection with the amended consent decree signed with the Michigan Department of Natural Resources in September 1996. (See Note J - Pollution Related Expenses.) The ultimate costs incurred by the Company as a result of the groundwater contamination will depend on the efficacy and duration of the remediation plan.

     Net earnings decreased $2.3 million to $4.3 million or $0.53 per share in fiscal 1996 compared to $6.6 million or $.92 per share in fiscal 1995. The weighted average shares for fiscal 1996 and 1995 were 8.3 million and 7.2 million, respectively, which includes the effect of a public offering of 1,437,500 shares of the Company's common stock in the third quarter of fiscal 1995.


FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

     Net sales for fiscal 1995 increased $8.5 million or 9% to $103.5 million compared to $95.0 million for fiscal 1994, which included non-recurring sales of $4.4 million related to divested Australian non-core product lines. International sales for fiscal 1995 were favorably affected by the weakened US dollar which increased reported sales by $2.1 million. The Company's sales growth, adjusted for these items, was 12%.

     Worldwide sales of medical devices increased 27% reflecting sales growth for intravenous therapy devices. Sales of process filtration products increased 21% compared to fiscal 1994 reflecting growth in the European and Asia/Pacific markets. Laboratory sales increased 9% and membrane sales were level compared to fiscal 1994. Net sales to customers in the Americas increased 11% over fiscal 1994 primarily due to a 31% increase in sales of medical devices. Sales to customers in Europe increased 14% primarily due to a 29% increase in sales of process filtration products. Sales to customers in the Asia/Pacific region declined 6% due to the divestiture of Australian non-core product lines in late fiscal 1994. Without the effect of this divestiture, sales in this region would have increased 43%. The increase was primarily attributable to increases in sales of process filtration products in Japan and Korea.

     Gross profit, as a percentage of sales, was 51.6% in fiscal 1995 compared to 50.2% in fiscal 1994. The improvement in gross profit was primarily attributable to improved operating efficiencies and the divestiture of non-core product lines.

     Selling and administration expense increased $3.3 million or 9.6% to $37.0 million in fiscal 1995 compared to $33.8 million in fiscal 1994, primarily due to the Company's drive to increase market share consistent with the overall growth strategy. Other income (net) includes gains on foreign currency transactions and rental income related to the divestiture of non-core product lines. Interest expense decreased $375,000 due to repayment of outstanding indebtedness and overall reduction in interest rates in the fourth quarter.
The Company's effective tax rate for fiscal 1995 and fiscal 1994 was 34%.

     Net earnings increased $1.9 million or 39% to $6.6 million or $.92 per share in fiscal 1995 compared to $4.8 million or $.75 per share in fiscal 1994. Net earnings for fiscal 1994 included an extraordinary charge of $.03 per share related to the refinancing of industrial revenue bonds. The weighted average shares for fiscal 1995 and 1994 were 7.2 million and 6.3 million, respectively, which includes the effect of a public offering of 1,437,500 shares of the Company's common stock in the third quarter of fiscal 1995.

INFLATION

     Although the Company cannot determine the precise effects of inflation, management believes that inflation does have an influence on the cost of materials, salaries and benefits, utilities and outside services. The Company attempts to minimize the effects of inflation, to the extent possible, through increased sales volume, new product introductions, product redesigns, capital expenditure and other programs to improve productivity and other cost efficiencies, alternative sourcing of material and products and other cost control measures. The Company's ability to pass on cost increases to its customers is limited because of customer contracts and competitive pressure.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company generated cash from operating activities of $11.2 million compared to $6.0 million during fiscal 1995. The Company invested $6.2 million in capital expenditures in fiscal 1996. The remaining cash was invested in cash equivalents for funding future capital investments and business projects. At July 31, 1996, $7.5 million in cash equivalents were held in short-term money market instruments as compared to $1.2 million at July 31, 1995.

     The Company has various credit facilities which are used for cash management, foreign exchange management and future growth. The Company's long-term credit facilities total $15 million and there were no borrowings outstanding at July 31, 1996.

     Working capital at July 31, 1996 and 1995 was $39.8 million and $33.7 million, respectively. The increased working capital was attributed mainly to the increase in cash equivalents described above.

     Although there are no material capital expenditure commitments outstanding as of July 31, 1996, the Company expects to invest in capital projects at a rate at least equal to depreciation. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities, will be sufficient to meet its operating cash requirements and fund the environmental cleanup and required capital expenditures in the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statements of Cash Flow, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedules on pages F-1 to F-16 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names and ages of the directors and executive officers of the Company, together with all positions and offices held by such persons. Executive officers are elected annually by, and serve at the pleasure of, the Board of Directors. The number of shares of the Company's common stock beneficially owned by each such person is shown below under the caption "Security Ownership of Certain Beneficial Owners and Management".


NAME                                             POSITION                           APPOINTED  AGE
----                     ---------------------------------------------------------  ---------  ---
Robert M. Collins        Director                                                     1994     65
John A. Geishecker, Jr.  Director                                                     1978     59
Saul H. Hymans           Director                                                     1980     59
Nina I. McClelland       Director                                                     1989     67
Charles Newman           Director                                                     1992     55
Charles Gelman           Chairman of the Board and Chief Executive Officer            1974     64
Kim A. Davis             President, Chief Operating Officer and a Director            1993     45
Anthony P. Kelly         Vice President                                               1995     48
Edward J. Levitt         Secretary and Corporate Counsel                              1991     52
Karen A. Radtke          Treasurer                                                    1995     43
Charles J. Robrecht      Vice President                                               1991     61
Mark A. Sutter           Vice President                                               1992     35
George Uveges            Chief Financial Officer and Vice President-Administration    1996     48

     Robert M. Collins has been an Independent Consultant since April 1991. From 1990 to April 1991, he was President of Cobe Laboratories Inc. (a manufacturer of medical devices). Mr. Collins has been a director of Cobe Laboratories Inc. for more than five years and a director of QualiCenters, Inc. since 1992.

     John A. Geishecker, Jr., has been Managing Director of Phillips Screw Company since August 1993. Since March 1996, he has been Managing Director of Hawk Resorts International, L.P. (a resort). Mr. Geishecker has been Managing Director of KREW Team, Inc. since 1978 and Managing Director of SAGE Advisors, Inc. (a business advisory service company) since mid-1995. From 1978 to 1996, Mr. Geishecker was a Vice President and a Director of Rule Industries, Inc. (a diversified manufacturer).

     Saul H. Hymans has been a Professor of Economics and Statistics at the University of Michigan since 1977 and Director, Research Seminar in Quantitative Economics at the University of Michigan since 1981.

     Nina I. McClelland has been the President of Nina I. McClelland, LLC (consulting services) since May 1995, and has been a consultant to the Company since May 1996. Since May 1995, Dr. McClelland has been Chairman Emeritus of NSF International, Ann Arbor, Michigan. From January 1995 to May 1995, Dr. McClelland was the Chairman of NSF International; and, for more than five years previous thereto, she was the Chairman of the Board of Directors, President and Chief Executive Officer of the National Sanitation Foundation, Ann Arbor, Michigan. She has been an Adjunct Professor at the School of Public Health, University of Michigan, since 1986. Dr. McClelland was a director of First of America Bank, Ann Arbor, Michigan, from 1981 to August 1994.

     Charles Newman has been the Chief Executive Officer of ReCellular Inc. (a remanufacturer of cellular phones) since 1989. From 1989 until 1996 he was also the President, and thereafter has been the Chairman, of ReCellular Inc. Mr. Newman was President of Demand Publishing Inc. (a publishing services business) from 1992 to 1994. In 1996, Mr. Newman became a director of the Bank of Ann Arbor, Ann Arbor, Michigan.

     Charles Gelman founded the Company in 1959. He was the Company's President from 1974 to 1988 and from 1990 to 1993. He has been the Company's Chairman and Chief Executive Officer and a Director since 1974. In 1996, Mr. Gelman became a director of ReCellular Inc. and of Sleeping Bear Press (a printing company).

     Kim A. Davis has been the President and Chief Operating Officer of the Company since May 1993, and a Director of the Company since March 1995. From January 1991 until May 1993, he was Chief Operating Officer of Promega Corporation (a biotechnology company).

     Anthony P. Kelly has been Vice President, Worldwide Sales, of the Company since August 1995. From May 1994 to January 1996, he was the Vice President, Sales Asia/Pacific, and, from January 1996 to date, he has been the Vice President, Worldwide Sales, for Gelman Sciences International, Inc., a subsidiary of the Company engaged in non-US sales and distribution. For more than the last five years, Mr. Kelly has served as the Managing Director and Chief Operating Officer of Gelman Sciences Pty. Ltd., the Company's Australian subsidiary. Since July 1994, Mr. Kelly has served as the Managing Director of The Kelly Company Pty Ltd. (a diversified manufacturer), an Australian company privately owned and operated by Mr. Kelly and his family.

     Edward J. Levitt has been the Secretary for the Company since March 1994. He was Assistant Vice President - Legal from December 1991 to March 1994. Mr. Levitt was hired in April 1989 as Corporate Counsel and continues to serve in that capacity.

     Karen A. Radtke has been Treasurer of the Company since June 1995 and an executive officer since September 20, 1995. She was Treasurer and Tax Director of Hayes Wheels, Inc. (an automotive components manufacturer) from July 1993 to May 1995. Ms. Radtke served on the General Motors International Tax Staff from 1988 to 1993.

     Charles J. Robrecht was appointed Vice President and General Manager of the Fluids group in July 1995. For the previous four years, he held various positions with the Company, including Vice President - Asia Pacific Ventures, Vice President - Distribution, and Vice President - International.

     Mark A. Sutter was appointed Vice President and General Manager of the Healthcare group in July 1995. From May 1992 to July 1995, he was Vice President - Research and Development. Previously, Mr. Sutter served as Director of Membrane Research and Development and Cartridge Capsule Development and in various marketing functions for the Company since January 1986.

     George Uveges was appointed Chief Financial Officer and Vice President - Administration in June 1996. He served as the Chief Financial Officer and Vice President of Administration for G.I. Plastek (a manufacturer of plastic parts) from September 1995 through March 1996. From April 1991 until September 1995, Mr. Uveges served as the Chief Financial Officer and Vice President of Administration for Industrial General Corporation (a holding company with business in plastic molding and subfractional electrical motors).

     There are and during the past five years there have been no legal proceedings material to an evaluation of the ability of any director or executive officer of the Company to act in such capacity or of his or her integrity.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the last fiscal year all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except as follows:

-    Mr. Gelman filed one Form 4, pertaining to one sale transaction, late.

- Ms. Radtke, who became an executive officer of the Company on September 20, 1995, filed her Form 3 late.

-    Mr. Kelly, who became an executive officer of the Company on September
     20, 1995, filed an amendment of his Form 3 late and his Form 5, pertaining to one sale transaction and one option grant, late.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities for each of the three fiscal years ended July 31, 1996 of those persons who were the chief executive officer at August 1, 1996, and the other four most highly compensated executive officers of the Company for the fiscal year ended July 31, 1996 (the "Five Named Officers").


                                                           Long-Term
                                                          Compensation
                                   Annual Compensation  Awards/Securities
        Name and          Fiscal   -------------------    Underlying     All Other
   Principal Position      Year     Salary      Bonus(1)  Options(#)  Compensation(2)
------------------------  ------  ----------  ----------  ----------  ---------------
Charles Gelman             1996     $350,000           -        -             $10,817
Chairman of the            1995      350,012    $150,000      50,000          157,179
Board and                  1994      328,000     120,000      56,250           46,637
Chief Executive Officer
Kim A. Davis               1996     $325,000           -        -             $25,686
President and              1995      233,870    $150,000      50,000           11,551
Chief Operating Officer    1994      186,000     120,000      56,250            2,419

Anthony P. Kelly           1996     $144,469    $  3,700      27,500          $   299
Vice President             1995      112,550      33,000        -                 462
                           1994       97,111      10,000       3,750              726
Mark A. Sutter             1996     $120,000           -        -             $ 8,551
Vice President             1995      106,923    $ 31,760       5,000            6,751
                           1994      100,000      30,000        -               7,869
Charles J. Robrecht        1996     $110,000           -         750          $ 6,965
Vice President             1995      105,000    $ 17,000       7,500            7,872
                           1994      105,000      18,900        -               8,112


(1) Bonuses are shown in the fiscal year earned, but payment is deferred until the subsequent fiscal year.

(2) "All Other Compensation" includes the following payments by the Company during the fiscal year ended July 31, 1996:

      (a) Employee Stock Ownership Plan: Mr. Gelman, $1,013; Mr. Davis, $1,013; Mr. Robrecht $857; and Mr. Sutter, $1,013.

      (b)  Deferred Compensation Thrift Plan (401(k)):  Mr. Gelman,
           $4,806; Mr. Davis, $4,748; Mr. Robrecht, $3,423; and Mr. Sutter, $7,034.

      (c) Group Term and other Life Insurance: Mr. Gelman, $4,699; Mr. Davis, $510; Mr. Robrecht $2,386; and Mr. Sutter, $205.

      (d)  Profit Sharing:  Mr. Gelman, Mr. Davis, Mr. Kelly, Mr.
           Robrecht, and Mr. Sutter each were paid $299.

      (e)  Mr. Davis' auto allowance of $19,116.

     The following table sets forth additional information concerning stock option grants made during fiscal 1996 to the Five Named Officers. These grants are also reflected in the Summary Compensation Table. In addition, in accordance with the rules of the Securities and Exchange Commission ("SEC"), the hypothetical gain or "option spread" for each option grant is shown based on compound annual rate of stock price appreciation of 5% and 10% from the date of grant to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustration purposes only; they are not intended to predict future stock prices. The Company has not granted any stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                                                                  STOCK PRICE
                                                                                                APPRECIATION FOR
                                  INDIVIDUAL GRANTS (1)                                           OPTION TERM
                     ---------------------------------------------------                      ---------------------
                      NUMBER OF
                     SECURITIES   % OF TOTAL OPTIONS
                     UNDERLYING       GRANTED TO
                       OPTIONS       EMPLOYEES IN        EXERCISE OR           EXPIRATION
       NAME          GRANTED (#)     FISCAL YEAR      BASE PRICE ($/SH.)          DATE           5% ($)   10% ($)
-------------------  -----------  ------------------  ------------------  --------------------  --------  --------
Charles Gelman            -               -                   -                    -               -         -
Kim A. Davis              -               -                   -                    -               -         -
Anthony P. Kelly       27,500           39.3%              $22.570        9/20/05 and 12/14/05  $390,300  $989,000
Charles J. Robrecht       750            1.1%               26.125               4/2/06           12,300    31,200
Mark Sutter               -               -                   -                    -               -         -

(1) The Company's 1988 Stock Option Plan, as amended, (the "1988 Plan") generally provides for granting of incentive stock options, non-qualified stock options and stock appreciation rights. The Company has not granted any stock appreciation rights. The 1988 Plan is administered by a committee of the Board of Directors. Subject to the limitations imposed by the 1988 Plan, the committee selects participants, determines the size of the grant, the option exercise price and the period of vesting. Pursuant to the 1988 Plan, the exercise price of an incentive stock option must be no less than the market price of a share of the Company's common stock on the date of the grant. The options granted become exercisable one-fourth each year on and after the anniversary of the grant date. The exercise price must be paid in cash or, with the consent of the Board of Directors, in whole or in part in the Company's common stock or other property.


     The following table provides information concerning the exercise of stock options during fiscal 1996 by the Five Named Officers and the fiscal year-end value of unexercised options on an aggregate basis.


  AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR END OPTION VALUES


                                                            Number of              Value of
                                                      Securities Underlying      Unexercised
                                                           Unexercised           In-the-Money
                                                           Options at             Options at
                                                          July 31, 1996         July 31, 1996
                     Shares Acquired      Value           Exercisable/           Exercisable/
       Name          on Exercise (#)  Realized($)(1)      Unexercisable        Unexercisable(2)
-------------------  ---------------  --------------  ---------------------  --------------------
Charles Gelman              -               -                 31,250/37,500      $442,125/$351,563
Kim A. Davis                -               -               125,000 /37,500     2,323,144/ 393,750
Anthony P. Kelly            -               -                 24,887/30,313       554,988/ 215,708
Charles J. Robrecht      20,999        $354,437                  563/9,188         13,998/ 143,488
Mark Sutter               2,000          44,422               11,311/8,250        259,362/ 158,288

(1) Aggregate market value of the shares of Common Stock covered by the options on date of exercise less the exercise price of such options.

(2) Options are "in-the-money" if, on July 31, 1996, the market price of the Common Stock ($28 1/4) exceeded the exercise price of such option.

DIRECTORS COMPENSATION FOR FISCAL 1996

     The following table sets forth information concerning the compensation for fiscal 1996 paid to each non-management director of the Company.



                                    Cash Compensation              Number of Shares
                         ----------------------------------------     Underlying
                                Annual       Meeting  Consulting        Options
Name                         Retainer Fee       Fees      Fees        Granted (2)
----                     -------------------  -------  ----------  ----------------
Robert M. Collins                 $4,000      $17,000      $4,000         -
John A. Geishecker, Jr.            4,000       20,000        -            -
Hajime Kimura (1)                  4,000         -           -            -
Saul H. Hymans                     4,000       19,000        -          1,000
Nina I. McClelland                 4,000       19,000      $5,000       1,000
Charles Newman                     4,000       19,000        -            -

(1)  Dr. Kimura resigned from the Board of Directors effective June 30, 1996.

(2) Pursuant to the Company's non-employee director stock plan, Dr. Hymans and Dr. McClelland were each granted a stock option on July 31, 1996, to acquire 1,000 shares of the Company's common stock at an exercise price of $27.75 per share.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Charles Gelman. Pursuant to an employment agreement, Charles Gelman is employed as Chairman and Chief Executive Officer of the Company for a three-year term at an annual minimum salary of $350,000 plus bonus, as determined by the Board of Directors. The agreement provides for the use of an automobile by Mr. Gelman at no cost to him, and gives Mr. Gelman the right to participate in medical, disability, retirement and other benefit programs on the same terms and conditions as other executive employees of the Company. The active employment period under the agreement commenced August 1, 1995, and is automatically extended each year on August 1 for one additional year unless notice of termination is given. (No such notice was given on August 1, 1996.) Employment terminates upon Mr. Gelman's death or disability. It also may be terminated by the Company with or without cause and/or by Mr. Gelman. Should there have been no change in control of the Company, upon termination by the Company without cause of Mr. Gelman's employment, Mr. Gelman is to receive termination compensation equal to his annual salary plus bonus in the year of termination, if the Company is then achieving or exceeding its projected performance plan, or an amount equal to his annual salary only, if the Company is not then achieving its projected performance plan, payable annually for the greater of the remaining balance of the agreement or two years. If there has been a change in control and Mr. Gelman resigns within one year of such a change or his employment is terminated by the Company without cause, Mr. Gelman is to receive termination compensation equal to his annual salary plus bonus in the year of termination, if the Company is then achieving or exceeding its projected performance plan, or an amount equal to his annual salary only, if the Company is not then achieving its projected performance plan, payable annually for the remaining balance of the agreement plus two years, the immediate vesting of all stock options and awards granted to him, the immediate payment of all incentive awards earned, and for the unexpired term of the agreement, the use of an automobile and fringe benefits. The amount paid to Mr. Gelman in fiscal 1996 is set forth in the compensation table, above. Mr. Gelman's current annual salary is $350,000. As used in the agreement, "change in control" means acquisition of beneficial ownership of a majority of the outstanding voting shares of the Company, a tender offer consummated for at least thirty-three percent

(33%) of the Company's common stock or acquisition of beneficial ownership of more than fifty-one percent (51%) of the total fair market value of the Company's assets by any person or entity (or more than one person or entity acting as a group), or replacement of a majority of the members of the Company's Board of Directors within a one year period.

     The Company and Mr. Gelman have agreed to amend Mr. Gelman's employment agreement contingent upon the closing of the merger with Memtec. Under the agreement, Mr. Gelman has agreed, in exchange for cash payments totaling $2,352,709 payable on January 2, 1997, to terminate all provisions of his Employment Agreement as of the effective date of the Merger, other than those relating to the vesting of stock options. In addition, the Company and Mr. Gelman will enter into a consulting agreement under which Mr. Gelman will act as a consultant for a period of five years and will receive for three years a fee of $50,000 annually and the use of an office, clerical and staff support, and certain insurance and similar benefits. After the initial three-year period, Mr. Gelman will have access to an office and secretarial help for an additional two-year period.

     Kim A. Davis. Pursuant to an employment agreement, Kim A. Davis is employed as President and Chief Operating Officer of the Company for a three-year term at an annual minimum salary of $325,000 plus bonus, as determined by the Board of Directors. The agreement provides for the use of an automobile by Mr. Davis at no cost to him and for whole life insurance benefits in the amount of $1,000,000 with premiums payable by the Company, and gives Mr. Davis the right to participate in medical, disability, retirement and other benefit programs on the same terms and conditions as other executive employees of the Company. The active employment period under the agreement commenced August 1, 1995, and is automatically extended each year on August 1 for one additional year unless notice of termination is given by the Company. (No such notice was given on August 1, 1996.) Employment terminates upon Mr. Davis' death or disability. Further, it may be terminated by the Company with or without cause or by Mr. Davis. Should there have been no change in control of the Company, upon termination by the Company without cause of Mr. Davis' employment, Mr. Davis is to receive termination compensation equal to his annual salary plus bonus in the year of termination, if the Company is then achieving or exceeding its projected performance plan, or an amount equal to his annual salary only, if the Company is not then achieving its projected performance plan, payable annually for the greater of the remaining balance of the agreement or two years. If there has been a change in control and Mr. Davis resigns within one year of such a change or his employment is terminated by the Company without cause, Mr. Davis is to receive termination compensation equal to his annual salary plus bonus in the year of termination, if the Company is then achieving or exceeding its projected performance plan, or an amount equal to his annual salary only, if the Company is not then achieving its projected performance plan, payable annually for the remaining balance of the agreement plus two years, the immediate vesting of all stock options and awards granted to him, the immediate payment of all incentive awards earned, and for the unexpired term of the agreement the use of an automobile, continued payment on the one million dollar whole life insurance policy and fringe benefits. The amount paid to Mr. Davis in fiscal 1996 is set forth in the compensation table, above. Mr. Davis' current annual salary is $325,000. As used in the agreement, "change in control" means acquisition of beneficial ownership of a majority of the outstanding voting shares of the Company, a tender offer consummated for at least thirty-three percent (33%) of the Company's common stock or acquisition of beneficial ownership of more than fifty-one percent (51%) of the total fair market value of the Company's assets by any person or entity (or more than one person or entity acting as a group), or replacement of a majority of the members of the Company's Board of Directors within a one year period.

     The Company and Mr. Davis have agreed to amend Mr. Davis' employment agreement, contingent upon the closing of the merger with Memtec. Under the agreement, Mr. Davis has agreed, in exchange for cash payments totaling $924,386 payable on January 2, 1997, to amend his employment agreement so as to limit the maximum termination benefit to three years' compensation.

     Anthony P. Kelly. Pursuant to a service agreement, Mr. Kelly, the Company's Vice President, Worldwide Sales, is employed by Gelman's Australian subsidiary as its Managing Director and Chief Operating Officer through the fiscal year ending July 31, 1998, at a salary to be reviewed and increased each January and July 1 by the percentage increase in the Consumer Price Index for Sydney, Australia, since the previous review date. In the fiscal year ended July 31, 1996, Mr. Kelly's annual salary was $144,469. Under the agreement, on each salary review date, Mr. Kelly is also entitled to receive an amount equal to 5% of the first A$500,000 of pre-tax profits and 2.5% of pre-tax profits over A$500,000 of the Australian subsidiary since the previous review date. Further, pursuant to the agreement, the Australian subsidiary pays A$7,500 per year to the Kelly Superannuation Fund on a date specified by Mr. Kelly. The agreement also provides for the use of an automobile by Mr. Kelly at no cost to him. Mr. Kelly's employment may be terminated at any time for any reason. If his employment is terminated, Mr. Kelly is to receive an amount from the Australian subsidiary equal to his then current annual salary plus an amount equal to 5% of the pre-tax profits of less than A$500,000 and 2.5% of the amount over A$500,000 earned by the Australian subsidiary for the preceding twelve months; provided, if his employment is terminated within six months after a change in control of the Company or the Australian subsidiary, Mr. Kelly is to receive twice the amount he would otherwise receive upon termination.

     Charles J. Robrecht. Pursuant to a termination benefit agreement, upon termination of his employment for any reason other than due to the commission of an illegal act, Mr. Robrecht, a Vice President of the Company, will be paid an amount equivalent to six months of his annual salary. Based on current annual salary, severance payments for Mr. Robrecht would be $55,000. In addition, in the event of termination, Mr. Robrecht will receive reimbursement of his costs to obtain job placement services, not to exceed $7,500, and medical and health insurance coverage for a period ending on the earlier of the date which is twelve months from the date of his termination or the date he commences new employment.

     Mark A. Sutter. Pursuant to a termination benefit agreement, upon termination of his employment for any reason other than due to the commission of an illegal act, Mr. Sutter, a Vice President of the Company, will be paid an amount equivalent to six months of his annual salary. Based on his current annual salary, severance payments for Mr. Sutter would be $60,000. In addition, in the event of termination, Mr. Sutter will receive reimbursement of his costs to obtain job placement services, not to exceed $7,500, and medical and health insurance coverage for a period ending on the earlier of the date which is twelve months from the date of his termination or the date he commences new employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Collins, Mr. Geishecker and Dr. McClelland served as members of the Compensation Committee in fiscal 1996. No member of the Compensation Committee has an interlocking or insider participation that would affect compensation determination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     PRINCIPAL SHAREHOLDERS

     The following table sets forth the beneficial ownership of the Company's common stock of each person known to the Company to be the beneficial owner of more than five percent (5%) of the total shares issued and outstanding on September 24, 1996. Under rules and regulations promulgated by the SEC, a person is deemed to be the "beneficial owner" of all the shares with respect to which he has or shares voting power or investment power, regardless of whether he is entitled to receive any economic benefit from his interest in the shares. Except as otherwise indicated, ownership is direct. As used herein, the term "voting power" means the power to vote or to direct the voting of shares and "investment power" means the power to dispose of or to direct the disposition of shares.


           Name and Address of                    Shares        Percent of
             Beneficial Owner               Beneficially Owned    Class
------------------------------------------  ------------------  ----------
Charles Gelman                                 954,692 (a)        12.01%
600 South Wagner Road
Ann Arbor, MI  48103-9019
RCM Capital Management                         702,500 (b)         8.84%
4 Embarcadero Centre
San Francisco, CA  94111-4189
Prudential Insurance Company of America        461,300 (c)         5.80%
Prudential Plaza
751 Broad Street
Newark, NJ  07102-3777
T. Rowe Price Associates, Inc.                 451,200 (d)         5.68%
100 East Pratt Street
Baltimore, MD  21202
Mentor Partners, L.P.                          434,400 (e)         5.47%
500 Park Avenue
New York, NY  10022
Schroder Wertheim Investment Services Inc.     411,600 (f)         5.18%
Equitable Center
787 Seventh Avenue
New York, NY  10019-6016

--------

(a) Mr. Gelman's beneficial ownership includes 7,697 shares allocated to him under the Company's employee benefit plans. The total does not include 250,916 shares held by the Employee Stock Ownership Plan with respect to which he has voting and investment power as a trustees.

(b) Based upon information contained in a Schedule 13G filed by RCM Capital Management and certain affiliated accounts with the SEC on February 6, 1996. Consists of 597,500 shares over which the reporting persons have sole voting power, 696,500 shares over which they have sole dispositive power and 7,000 shares over which they have shared dispositive power.

(c) Based upon information contained in a Schedule 13G filed by Prudential Insurance Company of American with the SEC on February 14, 1996. Consists of 461,300 shares over which Prudential Insurance Company of America has sole voting and sole dispositive power.

(d) Based upon information contained in a Schedule 13G filed by T. Rowe Price Associates, Inc. and certain affiliated accounts with the SEC on February 13, 1996. Consists of 3,900 shares over which T. Rowe Price Associates, Inc. has sole voting power and 451,200 shares over which T. Rowe Price Associates, Inc. has sole dispositive power, and 447,300 shares over which
     T. Rowe Price New Horizon Fund, Inc. has sole voting power.

(e) Based on information contained in Schedule 13D filed by Mentor Partners, L.P. with the SEC on September 20, 1996. Consists of 434,400 shares over which Mentor Partners, L.P. has sole voting and sole dispositive power.

(f) Based upon information contained in a Schedule 13G filed by Schroder Wertheim Investment Services Inc. with the SEC on February 9, 1996. Consists of 411,600 shares over which Schroder Wertheim Investment Services Inc. has sole voting and sole dispositive power.


   SECURITY OWNERSHIP OF MANAGEMENT

     The following table provides certain information regarding the beneficial ownership of the Company's common stock, as of September 24, 1996, by its directors, the Five Named Officers and all directors and executive officers of the Company as a group. Except as otherwise indicated, ownership is direct.


                           Stock Beneficially Owned
                              Including Options      Percent
Name                           and Warrants (a)      of Class
----                       ------------------------  --------
Robert M. Collins                  9,000                 *
John A. Geishecker, Jr.           44,100                 *
Saul H. Hymans                     5,110                 *
Nina I. McClelland                 9,000                 *
Charles Newman                    14,962                 *
Charles Gelman                   954,692 (b)           12.0%
Kim A. Davis                     125,984                1.56%
Anthony P. Kelly                  29,227                 *
Charles J. Robrecht                5,779                 *
Mark A. Sutter                    15,686                 *
All directors and
executive officers as a
group (13 persons)             1,225,498              14.9%

--------
*Less than 1% of outstanding shares of the Company's Common Stock.

(a) The number of unexercised option and warrant shares which are exercisable within 60 days after September 24, 1996, were: Robert M. Collins, 9,000; John A. Geishecker, Jr., 44,100; Saul H. Hymans, 4,500; Nina I. McClelland, 8,550; Charles Newman, 9,000; Charles Gelman, 31,250; Kim A. Davis, 125,000; Anthony P. Kelly, 28,012; Charles J. Robrecht 563; Mark Sutter, 12,999; and all executive officers and directors as a group (13 persons) 280,299. In addition, 140,000 shares under option will become immediately exercisable as a result of the Merger.

(b) See note (a) to the table above setting forth the security ownership of principal shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During fiscal 1996, Mr. Collins provided strategic planning consulting services to the Company in exchange for which Mr. Collins is paid a retainer of $1,000 per quarter plus $1,000 per day for services in excess of one day per quarter. At July 31, 1996, the Company had accrued $4,000 for the services provided.

     During fiscal 1996, KREW Team, Inc. provided financial services to the Company. Mr. Geishecker, a Director of the Company, is Managing Director of KREW Team, Inc. At July 31, 1996, the Company had accrued $30,000 plus expenses for the services provided.

     During fiscal 1996, the Company paid $5,000 to Dr. McClelland, a Director of the Company, for consulting services and provided her with office space and support services. The Company has an additional commitment for $20,000 of consulting services from Dr. McClelland for the fiscal year ending July 31, 1997.

     During fiscal 1994, the Company divested certain non-core product lines manufactured by its Australian subsidiary. These product lines were sold to The Kelly Company Pty. Ltd., which is owned by Mr. Kelly, a Vice President of the Company, and his family, for $726,000. The purchase was funded by a note to the Company. As of July 31, 1996, $653,000 was due on the note which bears interest at prime as published in the Wall Street Journal on the first business day of each month. The note, as amended, is a balloon note which provides for 36 monthly installments plus accrued interest, with the outstanding balance due in August 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements


   (A) Consolidated Statements of Income - Years ended July 31, 1996, 1995 and 1994.

   (B) Consolidated Statements of Stockholders' Equity - Years ended July 31, 1996, 1995, and 1994.

   (C)      Consolidated Balance Sheets - July 31, 1996 and 1995.

   (D) Consolidated Statements of Cash Flows - Years ended July 31, 1996, 1995, and 1994.

   (E)      Notes to Consolidated Financial Statements.

   (F)      Report of Independent Accountants.


(a)(2)  Financial Statement Schedules


    II -- Valuation and Qualifying Accounts - Years ended July 31, 1996, 1995, and 1994.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  Exhibits

        See Exhibit index at page number 41 of this Report on Form 10-K.


(b)     Reports on Form 8-K

        None.

CONSOLIDATED STATEMENTS OF INCOME
Gelman Sciences Inc. and Subsidiaries
                                                 Dollars in thousands, except per share data
----------------------------------------------------------------------------------------------------
Years Ended July 31                                    1996              1995              1994
----------------------------------------------------------------------------------------------------
Net sales                                        $       112,057    $      103,503   $        94,963
Cost of products sold                                     56,864            50,070            47,253
----------------------------------------------------------------------------------------------------
Gross profit                                              55,193            53,433            47,710
Selling and administration                                40,130            37,043            33,785
Research and development                                   6,258             5,498             4,877
----------------------------------------------------------------------------------------------------
Operating earnings                                         8,805            10,892             9,048
Pollution-related expense                                  2,800                 -                 -
Interest expense                                             607             1,314             1,689
Other income - net                                          (485)             (409)             (178)
----------------------------------------------------------------------------------------------------
Earnings before income taxes and
 extraordinary item                                        5,883             9,987             7,537
Income taxes                                               1,547             3,365             2,600
----------------------------------------------------------------------------------------------------
Net earnings before extraordinary item                     4,336             6,622             4,937
Extraordinary item                                             -                 -               183
----------------------------------------------------------------------------------------------------
Net earnings                                            $  4,336          $  6,622           $ 4,754
----------------------------------------------------------------------------------------------------
Primary earnings per share before
 extraordinary item                                     $   0.53          $   0.92           $  0.78
----------------------------------------------------------------------------------------------------
Primary earnings per share                              $   0.53          $   0.92           $  0.75
----------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Gelman Sciences Inc. and Subsidiaries

                                                                                   Dollars in thousands
------------------------------------------------------------------------------------------------------------------------
                                                                        Common                Additional       Retained
                                                                        Stock                  Capital         Earnings
------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1993                                               $260                    $12,508          $12,345
------------------------------------------------------------------------------------------------------------------------
Net earnings for 1994                                                                                              4,754
Stock issued under employee plans - 161,270 shares                        16                      1,276
ESOP loan payment
Three for two common stock splits                                        337                       (337)              (7)
Tax benefit from exercise of stock options                                                          608
Currency translation adjustment
Officer loan repayment
------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1994                                                613                     14,055           17,092
------------------------------------------------------------------------------------------------------------------------
Net earnings for 1995                                                                                              6,622
Stock issued:
 Employee plans -  221,730 shares                                         22                      1,181
 Public offering - 1,437,500 shares                                      144                     19,278
ESOP loan payment
Tax benefit from exercise of non-qualified stock options                                            631
Currency translation adjustment
------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1995                                                779                     35,145           23,714
------------------------------------------------------------------------------------------------------------------------
NET EARNINGS FOR 1996                                                                                              4,336
STOCK ISSUED UNDER EMPLOYEE PLANS - 150,710 SHARES                        15                      1,033
WARRANTS SOLD                                                                                        57
ESOP LOAN PAYMENT
TAX BENEFIT FROM EXERCISE OF NON-QUALIFIED STOCK OPTIONS                                            600
CURRENCY TRANSLATION ADJUSTMENT
------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 31, 1996                                               $794                    $36,835          $28,050
------------------------------------------------------------------------------------------------------------------------


                                                               Dollars in thousands
                                                               --------------------
                                                                        Foreign             Notes
                                                                       Currency           Receivable
                                                                      Translation           Common
                                                                      Adjustments           Stock
--------------------------------------------------------------------------------------------------------
Balances at July 31, 1993                                              $(1,265)            $(1,592)
--------------------------------------------------------------------------------------------------------
Net earnings for 1994
Stock issued under employee plans - 161,270 shares
ESOP loan payment                                                                              150
Three for two common stock splits
Tax benefit from exercise of stock options
Currency translation adjustment                                            390
Officer loan repayment                                                                         992
--------------------------------------------------------------------------------------------------------
Balances at July 31, 1994                                                 (875)               (450)
--------------------------------------------------------------------------------------------------------
Net earnings for 1995
Stock issued:
 Employee plans -  221,730 shares
 Public offering - 1,437,500 shares
ESOP loan payment                                                                              150
Tax benefit from exercise of non-qualified stock options
Currency translation adjustment                                            310
--------------------------------------------------------------------------------------------------------
Balances at July 31, 1995                                                 (565)               (300)
--------------------------------------------------------------------------------------------------------
NET EARNINGS FOR 1996
STOCK ISSUED UNDER EMPLOYEE PLANS - 150,710 SHARES 15
WARRANTS SOLD
ESOP LOAN PAYMENT                                                                              150
TAX BENEFIT FROM EXERCISE OF NON-QUALIFIED STOCK OPTIONS
CURRENCY TRANSLATION ADJUSTMENT                                           (276)
-------------------------------------------------------------------------------------------------------
BALANCES AT JULY 31, 1996                                              $  (841)            $  (150)
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Gelman Sciences Inc. and Subsidiaries
Dollars in thousands, except per share data
-------------------------------------------------------------------------------------------------------------------------
July 31                                                                                               1996        1995
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                           $ 9,590      $ 3,010
 Accounts receivable less allowances (1996-$1,828; 1995-$1,310)                                       26,442       23,985
 Inventories                                                                                          11,751       14,944
 Other current assets                                                                                  4,205        5,363
-------------------------------------------------------------------------------------------------------------------------
                                                         Total Current Assets                         51,988       47,302
PROPERTY, PLANT AND EQUIPMENT, NET                                                                    34,124       32,584
INTANGIBLES AND OTHER ASSETS                                                                           2,108        1,895
-------------------------------------------------------------------------------------------------------------------------
                                                                           Total Assets              $88,220      $81,781
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                                    $ 4,989      $ 3,813
 Accrued expenses                                                                                      7,077        9,312
 Current maturities of long-term debt                                                                    163          524
-------------------------------------------------------------------------------------------------------------------------
                                                         Total Current Liabilities                    12,229       13,649
LONG-TERM DEBT, EXCLUSIVE OF CURRENT MATURITIES                                                        7,704        6,861
OTHER LONG-TERM LIABILITIES                                                                            3,599        2,498
STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00 per share-authorized 500,000 shares,
  none outstanding                                                                                         -           -
 Common stock, par value $.10 per share
  issued 7,940,000 shares in 1996 and 7,790,000 shares in 1995.                                          794          779
 Additional capital                                                                                   36,835       35,145
 Retained earnings                                                                                    28,050       23,714
 Foreign currency translation adjustments                                                               (841)        (565)
 Notes receivable-common stock                                                                          (150)        (300)
                                                                                            -----------------------------
                                                         Total Stockholders' Equity                   64,688       58,773
-------------------------------------------------------------------------------------------------------------------------
                               Total Liabilities and Stockholders' Equity                            $88,220      $81,781
=========================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
Gelman Sciences Inc. and Subsidiaries
                                                                             Dollars in thousands
------------------------------------------------------------------------------------------------------------
Years Ended July 31                                                  1996           1995           1994
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                          $ 4,336        $ 6,622        $ 4,754
Extraordinary loss related to early extinguishment of debt,
 before tax benefit                                                         -              -            295
Depreciation and amortization                                           4,734          4,495          4,396
(Decrease) increase in deferred income taxes                             (458)           144            627
Loss (gain) on sale of property, plant and equipment                       51             54           (196)
Stock issued for employee service                                         265            389            360
Contribution to employee stock ownership plan                             150            150            150
Decrease (increase) in inventories                                      2,947           (615)        (1,431)
Increase in accounts receivable                                        (2,738)        (3,071)        (3,391)
Decrease (increase) in other current assets                               870         (1,100)          (276)
(Decrease) increase in current liabilities                             (1,648)          (686)           382
Increase (decrease) in liabilities for environmental activities         2,217           (597)        (1,154)
Increase (decrease) in other long term liabilities                        345            179            (25)
------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                             11,071          5,964          4,491
FINANCING ACTIVITIES
Long-term debt borrowings                                               2,360         25,425         33,125
Principal payments on long-term debt                                   (1,613)       (43,070)       (33,196)
Net proceeds from secondary stock offering                                  -         19,422              -
Proceeds from exercised stock options and warrants                        840            818            924
Tax benefit from exercised stock options                                  600            631            608
Fees paid on early retirement of debt                                       -              -            (52)
Payment received - note receivable common stock                             -              -            992
------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,187          3,226          2,401
INVESTING ACTIVITIES
Capital expenditures                                                   (6,230)        (7,825)        (6,682)
Proceeds from sale of property, plant and equipment                         8             43            537
Increase in intangibles and other assets                                 (329)           (47)          (347)
------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                  (6,551)        (7,829)        (6,492)


EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                 (127)           124            (17)
------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 6,580          1,485            383
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          3,010          1,525          1,142
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 9,590        $ 3,010        $ 1,525
============================================================================================================
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gelman Sciences Inc. and Subsidiaries

NOTE A-SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries of the Company and are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. All significant intercompany transactions are eliminated. The financial data of foreign subsidiaries is translated using current exchange rates at the end of the year for balance sheet accounts and average exchange rates for operations. Translation gains and losses are reflected in stockholders' equity, while transaction gains and losses are reflected in the statements of operations. Foreign exchange transaction gains (losses) of ($27,000), $233,000, and $77,000 were recognized in fiscal years 1996, 1995, and 1994, respectively.

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended July 31, 1996.

Revenue Recognition: The Company recognizes revenue from product sales when goods are shipped to the customer and provides a reserve for estimated returns and allowances.

Inventories: Inventories are stated at the lower of cost or market. Cost was determined by the last-in, first-out (LIFO) method at the U.S. locations, representing approximately 69% and 77% of the July 31, 1996 and 1995 inventories, respectively, and by the first-in, first-out (FIFO) method for the foreign locations. The current cost of inventories exceeded their LIFO carrying amount by approximately $2,824,000 and $2,961,000 at July 31, 1996 and 1995, respectively. During fiscal 1996, inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of products sold by $137,000 and to increase net earnings by $90,400 or $.01 per share.

Properties and Depreciation: Properties are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful life of the related asset.

Intangibles and Other Assets: Intangibles and Other Assets consist principally of the excess of cost over net assets of acquired companies, amortized over 30 years, the cost of patents, amortized over 10 years, and a note receivable related to the 1994 sale of non-core product lines in Australia.

Earnings Per Share: Primary earnings per share for fiscal 1996, 1995, and 1994 are based on the weighted average of common and common equivalent shares of 8,254,993, 7,235,273, and 6,307,388, respectively. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect. Full dilution had no material effect on earnings per share in fiscal 1996, 1995 and 1994. Fiscal 1995 weighted average shares includes the effect of the March 1995 public offering of 1,437,500 shares of the Company's common stock.

Financial Instruments: The Company enters into certain financial agreements to reduce exposure to fluctuating foreign currency exchange rates and interest rates. Realized and unrealized gains and losses on forward exchange contracts are recorded as other expense (income) in the period in which exchange rate movement occurs. The Company enters into interest rate financial agreements to manage exposure to interest rate fluctuations. The differences to be paid or received on interest rate agreements are included in interest expense currently. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding or immediately if the underlying hedged instrument is terminated. The fee paid on an interest rate cap agreement is amortized over the life of the agreement.

Concentration of Credit Risk: The Company invests its excess cash in both deposits with major banks throughout the world and other high quality short-term liquid money market instruments (commercial paper, government treasury bills, etc.) These cash equivalents mature within three months and the Company has not incurred any related losses. The carrying amount of cash equivalents approximates fair value. At July 31, 1996, $7,466,000 in cash equivalents were held.

     The Company sells a broad range of products in most countries of the world. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

Income Taxes: The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities.

     The Company intends to continue to reinvest its undistributed earnings to expand its international operations; therefore, no tax has been provided to cover the repatriation of such undistributed earnings. At July 31, 1996, the cumulative amount of undistributed international earnings was approximately $5.6 million.

NOTE B-INVENTORIES

-----------------------------------------------------------------------------
Inventories consist of the following as of July 31 (in thousands):

                                                       1996            1995
-----------------------------------------------------------------------------
Finished products                                     $ 6,061         $ 6,320
Work in process                                         1,027           1,572
Raw materials and purchased parts                       4,663           7,052
-----------------------------------------------------------------------------
                                                      $11,751         $14,944
-----------------------------------------------------------------------------

NOTE C-PROPERTY, PLANT AND EQUIPMENT

----------------------------------------------------------------------------
Property, plant and equipment consist of the following as of July 31 (in thousands):

                                                  1996                1995
----------------------------------------------------------------------------
Land                                             $ 1,441             $ 1,438
Buildings and leasehold improvements              19,956              19,302
Equipment                                         53,870              49,102
----------------------------------------------------------------------------
                                                  75,267              69,842
Less: allowance for depreciation                  41,143              37,258
----------------------------------------------------------------------------
                                                 $34,124             $32,584
----------------------------------------------------------------------------

NOTE D-CURRENT LIABILITIES

---------------------------------------------------------------------------
Accrued expenses consist of the following as of July 31 (in thousands):

                                              1996                  1995
---------------------------------------------------------------------------
Accrued salaries and wages                    $3,507                $5,310
Environmental reserve                          1,000                   250
Income taxes currently payable                   329                 1,332
Other accrued expenses                         2,241                 2,420
--------------------------------------------------------------------------
                                              $7,077                $9,312
--------------------------------------------------------------------------

NOTE E-FINANCING


Financing consisted of the following obligations as of July 31 (in thousands):

-----------------------------------------------------------------------------------------------
                                                                  1996                1995
-----------------------------------------------------------------------------------------------
Industrial Development Revenue Bonds                                 $4,415              $4,697
Note payable, State of Michigan, bearing interest
 at 7.5%, through January 6, 2002                                       638                 744
Notes payable to banks                                                2,211               1,368
Other                                                                   603                 576
-----------------------------------------------------------------------------------------------
Total debt                                                            7,867               7,385

Less:  current maturities and short-term debt                           163                 524
-----------------------------------------------------------------------------------------------
Long-term debt                                                       $7,704              $6,861
-----------------------------------------------------------------------------------------------

During fiscal 1996, the Company refinanced the 1994 Industrial Development Revenue bonds to reduce future interest costs. The refinanced bonds are payable in full on July 1, 2004, and bear a floating market interest rate. A renewable bank letter of credit expiring May 15, 2001 supports the creditworthiness of the bonds. The Company entered into an interest rate swap agreement with a major financial institution which fixes the floating interest rate to 5.89% through July 1, 2004. Covenants and default provisions of the letter of credit and the bond indenture are tied to the Company's unsecured revolving credit agreement.

Other notes payable to banks of $2,211,000 are borrowings under separate foreign subsidiaries' local currency credit lines and supported by a parent company guarantee. Borrowings under these facilities are classified as long-term debt because the Company's other long-term debt credit agreements can be used to refinance the notes payable.

The Company has available an unsecured revolving credit agreement for $15 million expiring June 2000 to support overall working capital needs. The agreement contains various market rate borrowing options. Financial covenants limit the Company's borrowing capacity, require a minimum net worth, and restrict dividend payments.

The Company estimates the fair value of its long-term debt at July 31, 1996 approximates its carrying value because the debt bears interest at or near market rates for similar issues.

Maturities of long-term debt, including the current portion, for the five years following July 31, 1996 are as follows: $163,000 in 1997; $167,000 in 1998;
$189,000 in 1999; $2,720,000 in 2000; $107,000 in 2001 and $4,521,000
thereafter. Interest paid during the years ended July 31, 1996, 1995 and 1994 was $607,000, $1,629,000, and $1,433,000, respectively.

NOTE F-INCOME TAXES

The components of earnings before income taxes and extraordinary items consisted of the following (in thousands):

--------------------------------------------------------
                          1996         1995         1994
--------------------------------------------------------
U.S.                    $3,867       $7,860       $6,132
Foreign                  2,016        2,127        1,405
--------------------------------------------------------
                        $5,883       $9,987       $7,537
--------------------------------------------------------

The provision (benefit) for income taxes is as follows (in thousands):

------------------------------------------------------------
                           1996          1995          1994
------------------------------------------------------------
Currently payable:
 U.S.                    $  948        $1,957        $1,469
 State                      118           110            88
 Foreign                    976         1,011           489
Deferred (credit):
 U.S.                      (486)          418           556
 Foreign                     (9)         (131)           (2)
------------------------------------------------------------
                         $1,547        $3,365        $2,600
------------------------------------------------------------

Income tax benefit attributable to the extraordinary item in fiscal year 1994 was to $112,000.

A reconciliation between the provision for income taxes and the amount computed through the application of the U.S. statutory tax rate (34%) to earnings before income taxes and extraordinary items is as follows (in thousands):

-----------------------------------------------------------------------------------------------
                                                                 1996         1995         1994
-----------------------------------------------------------------------------------------------
Income taxes at statutory rate                                 $2,000       $3,396       $2,563
Add (deduct):
 Effect of foreign losses that had no tax benefit                 109           53           47
 Foreign rates in excess of U.S. statutory rate                   251           89          104
 Non-deductible travel and entertainment                           47           59           34
 Net operating loss carryforward utilization                     (113)         (38)        (161)
 Reduction in valuation allowance                                (177)        (210)        --
 State income taxes, net of federal income tax benefit             78           73           58
 Foreign sales corporation benefit                               (254)         (89)         (26)
 Research and development tax credit                             (439)        (167)         (56)
 Other items                                                       45          199           37
-----------------------------------------------------------------------------------------------
                                                               $1,547       $3,365       $2,600
-----------------------------------------------------------------------------------------------

During fiscal 1996, the Company implemented a research and development tax credit study for the purpose of identifying activities and costs which qualify as research and experimentation under the Internal Revenue Code for the current and open prior years. The study concluded there were eligible unclaimed research and development tax credits for prior fiscal years 1992 through 1994 which resulted in filing tax refund claims for these years.

Deferred income taxes for 1996 and 1995 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows at July 31 (in thousands):


--------------------------------------------------------------------------------------
                                                                   1996          1995
--------------------------------------------------------------------------------------
Deferred tax assets
 Allowance for doubtful accounts                                  $  146        $  131
 Inventory-related transactions                                      728           729
 Selling and administrative expenses
  not currently deductible                                           661           781
 Environmental accrual                                             1,229           511
 Foreign operating loss carryforwards                                401           420
--------------------------------------------------------------------------------------
                                                                   3,165         2,572
Less excess tax over book depreciation and amortization            2,102         1,823
--------------------------------------------------------------------------------------
Gross deferred tax asset                                           1,063           749
Valuation allowance                                                 (127)         (210)
--------------------------------------------------------------------------------------
Net deferred tax asset                                               936           539
--------------------------------------------------------------------------------------
Current deferred tax asset                                        $2,185        $1,972
Non-current deferred tax liability                                $1,249        $1,433
--------------------------------------------------------------------------------------

The Company has reduced its valuation allowance on foreign operating loss carryforwards, to reflect the utilization of certain subsidiary losses against future earnings on a more likely than not basis. Net current deferred tax assets of $2,185,000 and $1,972,000 for fiscal 1996 and 1995, respectively, are included in other current assets and net non-current deferred tax liabilities of $1,249,000 and $1,433,000 for fiscal 1996 and 1995, respectively, are included in
other long-term liabilities based on their relationship to assets and liabilities that generated the temporary difference.

Income taxes paid during the years ended July 31, 1996, 1995, and 1994 were $917,000, $1,571,000, and $1,210,000, respectively. Taxes paid in 1996, 1995 and 1994 reflect the benefit received from the exercise of stock options under the Company's non-qualified stock option plan.

NOTE G-SAVINGS AND RETIREMENT PLANS

The Company has a Savings Plan and an Employee Stock Ownership Plan (ESOP) covering substantially all U.S. employees. The Company contributes $.85 to the Savings Plan for every dollar contributed by employees up to 6% of their compensation, with one quarter of the Company's contribution in the Company's common stock. Company contributions charged to operations under these plans were $1,049,000, $875,000, and $861,000 for the years ended July 31, 1996,
1995, and 1994, respectively.

NOTE H-STOCKHOLDERS' EQUITY

During fiscal 1995, the shareholders approved an increase in the number of authorized shares of common stock from 8 million to 15 million. Also, the Company issued 1,437,500 shares of common stock at a price of $14.625 per share in an underwritten public offering. The net proceeds of $19.4 million were used to repay a term note payable to NBD Bank N.A. and to reduce outstanding indebtedness under the Company's Credit Agreement.

In fiscal 1994, the Company declared two, three-for-two stock splits. A total of 3,372,523 shares of common stock were issued in connection with the two splits. The stated par value per share of common stock remained at $.10 and the value of the shares at par of $337,252 was transferred from additional capital to common stock. In September 1990, the Company issued 128,000 shares (pre-split) of its common stock to an officer of the Company at fair market value in exchange for a $992,000 promissory note and cancellation of 128,000 stock options outstanding. During fiscal 1994, this note was repaid in full plus accrued interest on the note.

In October 1982, the Trust under the Company's Employee Stock Ownership Plan acquired 200,000 shares (pre-split) of the Company's common stock. The purchase price of $2,250,000 was financed by a loan from the Company to the Trust, repayable over a 15 year period at a 13.5% interest rate. The Company is making annual contributions to the Trust of $150,000 to cover the principal payments plus additional contributions to cover interest.

The Company is entitled to a tax deduction for income tax purposes of the amount that an employee reports as ordinary income from the exercise of non-qualified stock options. Since the Company recognizes no compensation expense from the exercise of the options, the tax benefit received is recorded as a reduction to income taxes payable and an increase to additional capital.

NOTE I-STOCK OPTIONS AND WARRANTS

The Company has granted options under the Company's stock option plans to certain key employees to purchase the Company's common stock at fair market value on the date of grant. The options generally become exercisable cumulatively, in equal installments over a period of four or five years commencing one year from the date of grant and expiring ten years after the date of grant. Changes in the number of shares available under outstanding options during the three fiscal years ended July 31, 1996 were as follows:



                                                   Number of Shares                                               Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at August 1, 1993                              342,950                                              $6.75 to  $16.00
      Granted                                              110,300                                              14.25 to   18.38
      Exercised                                           (144,149)                                              4.50 to   10.00
      Canceled                                              (5,141)                                              5.08 to   10.25
      Adjustment for Stock Splits                           369,398                                              3.00 to   12.25
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at July 31, 1994                                673,358                                             $3.00 to  $12.25
     Granted                                                189,000                                             13.50 to   18.88
     Exercised                                             (181,689)                                             3.00 to   12.25
     Canceled                                               (38,738)                                             3.39 to   12.25
--------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 31, 1995                                641,931                                             $3.39 TO  $18.88
     GRANTED                                                 69,900                                             21.00 TO   27.00
     EXERCISED                                             (111,046)                                             3.39 TO   15.00
     CANCELED                                               (24,403)                                             3.39 TO  18.875
--------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 31, 1996                                576,382                                             $3.39 TO  $27.00
--------------------------------------------------------------------------------------------------------------------------------


At July 31, 1996, 1995, and 1994, options for 337,219, 305,823 and 259,252 shares, respectively were exercisable. An additional 86,625 shares vest on a change of control of the Company. Options for 35,499 shares are available for future grants under the plan.

Changes in the number of shares available under outstanding warrants during the three fiscal years ended July 31, 1996 were as follows:


                                               Number of Shares                            Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at August 1, 1993                       52,600                                 $3.33 to $10.92
     Granted                                        18,000                                      16.38
     Adjustment for Stock Splits                    74,500                                  3.33 to  10.92
     Exercised                                        (200)                                     10.00
-------------------------------------------------------------------------------------------------------------------
Outstanding at July 31, 1994                       144,900                                  3.33 to  10.92
     Granted                                         9,000                                      14.25
     Exercised                                     (40,000)                                 3.78 to   8.11
-------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 31, 1995                       113,900                                  3.33 TO 14.25
     SOLD                                           20,000                                      22.65
     EXERCISED                                     (29,750)                                      8.11
-------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 31, 1996                       104,150                                 $3.33 TO $22.65
-------------------------------------------------------------------------------------------------------------------

The Company has granted warrants to acquire shares of the Company's common stock to members of its Board of Directors, which are exercisable six months after the date of grant at the fair value at the date of grant. Additionally, in fiscal 1996, the Company sold 20,000 warrants for $2.83 per warrant. Each warrant represents a right to purchase one share of the Company's common stock for $22.65 (which is 120% of the market value of the Company's common stock at the date of the warrant agreement). The warrants become exercisable over a three-year period (7,000 warrants per year in each of the first two years, and 6,000 warrants in the third year). The warrants expire in June 2000. Of the 104,150 warrants outstanding at July 31, 1996, 13,000 are unvested.

NOTE J - POLLUTION-RELATED EXPENSES

The Company has settled several lawsuits related to groundwater contamination and has begun remediation activities. The remediation plan requires the Company to treat the groundwater to the extent necessary to reduce the contaminants to statutory levels. The following table shows pollution-related balance sheet activity (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                      Reserve for Remediation
                                                               Cost                            Long-term Debt
-------------------------------------------------------------------------------------------------------------------
Balance as of August 1, 1993                                         $ 2,881                           $1,375
    Remediation costs charged to accrued liability                    (1,258)                            -
    Settlement with chemical companies, cost recovery                    750                             -
    Payments related to settlements                                     (561)                            (250)
    Defense cost of settlement                                          (312)                            -
-------------------------------------------------------------------------------------------------------------------
Balance as of July 31, 1994                                            1,500                            1,125
    Remediation costs charged to accrued liability                      (567)                            -
    Payments related to settlements                                     (180)                            (381)
-------------------------------------------------------------------------------------------------------------------
Balance as of July 31, 1995                                              753                              744
    Remediation costs charged to accrued liability                      (583)                             -
    Payments related to settlements                                        -                             (106)
    Increase in reserve for remediation cost                           2,800                              -
-------------------------------------------------------------------------------------------------------------------
Balance as of July 31, 1996                                          $ 2,970                             $638
-------------------------------------------------------------------------------------------------------------------

At July 31, 1996, $1 million of the reserve for remediation cost is included in accrued liabilities and the remaining $1,970,000 is included in Other long-term liabilities. The $637,500 of long-term debt is due to the State of Michigan and is included in Long-term debt (see Note E).

Total costs to the Company of pollution-related activities will be dependent upon the efficacy and duration of the remediation plan. The estimated future remediation cost is based on an expected treatment period of ten years and anticipated discharge methods for treated ground water. The ultimate costs to be incurred could exceed the amount provided for at July 31, 1996. However, it is the opinion of management that these additional costs, if any, will not have a material adverse effect on the Company's operations because the cash outflows would be spread over many future years.

NOTE K-OTHER INCOME

Other income consists of the following as of July 31 (in thousands):

                                                                             1996         1995        1994
-------------------------------------------------------------------------------------------------------------
Interest income                                                              $438        $ 211        $ 87
Rental income of Australian property                                           54           91          -
Foreign exchange gain (loss)                                                  (27)         233          77
Gain on sale of Australian assets related to Laminar Air Flow products          -           -          108
Other, net                                                                     20         (126)        (94)
-------------------------------------------------------------------------------------------------------------
                                                                             $485        $ 409        $178
-------------------------------------------------------------------------------------------------------------

NOTE L-OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

The principal products of the Company are grouped into two segments: the Filtration Products Group and the Health Products Group. Filtration Products are primarily comprised of laboratory products, certain membranes and process filtration products for the biotechnology, pharmaceutical, environmental and industrial markets. Health Products are primarily comprised of products for the medical and health industries, including custom-manufactured disposable filters and certain membranes for original equipment manufacturers in the healthcare field. In both of the segments, sales and distribution of the Company's products both domestically and internationally are through Company salespeople and a network of distributors. Geographic area data is based on the point of sale not the location of the customer.

                                                  Dollars in thousands
-------------------------------------------------------------------------------------------
                               Net     Operating  Identifiable  Depreciation    Capital
                              Sales    Earnings      Assets       Expense     Expenditures
-------------------------------------------------------------------------------------------
INDUSTRY SEGMENTS
YEAR ENDED JULY 31, 1996
  FILTRATION PRODUCTS GROUP  $ 72,195    $10,063       $59,017        $3,228        $3,765
  HEALTH PRODUCTS GROUP        38,128      5,605        28,419         1,413         2,408
  OTHER                         1,734        134           705            20            57
-------------------------------------------------------------------------------------------
  TOTALS                     $112,057    $15,802       $88,141        $4,661        $6,230
-------------------------------------------------------------------------------------------
Year Ended July 31, 1995
  Filtration Products Group  $ 66,355    $11,036       $54,975        $3,042        $3,400
  Health Products Group        34,807      6,295        25,626         1,278         4,259
  Other                         2,341        160         1,096            31           166
-------------------------------------------------------------------------------------------
  Totals                     $103,503    $17,491      $81,697         $4,351        $7,825
-------------------------------------------------------------------------------------------
Year Ended July 31, 1994
  Filtration Products Group  $ 62,916    $ 9,749       $49,431        $3,039        $4,223
  Health Products Group        29,461      4,833        20,918         1,325         2,338
  Other                         2,586        115         1,245            41           121
-------------------------------------------------------------------------------------------
  Totals                     $ 94,963   $14,697       $71,594         $4,405        $6,682
-------------------------------------------------------------------------------------------


                                        Dollars in Thousands
-------------------------------------------------------------------------------------------
                                     Net     Operating  Identifiable
                                    Sales    Earnings      Assets     Liabilities
-------------------------------------------------------------------------------------------
GEOGRAPHIC AREA DATA
YEAR ENDED JULY 31, 1996
  U.S. OPERATIONS                 $ 95,937     $13,883       $67,961      $18,311
  EUROPE                            20,263         877        11,899        2,563
  ASIA/PACIFIC                       8,590         743         7,036        2,516
  OTHER                              3,794         299         1,245          142
  ELIMINATION - INTER-AREA SALES   (16,527)          -             -            -
-------------------------------------------------------------------------------------------
  TOTALS                          $112,057     $15,802       $88,141      $23,532
-------------------------------------------------------------------------------------------
Year Ended July 31, 1995
  U.S. Operations                 $ 87,952     $15,521       $62,805      $18,423
  Europe                            16,514         995        10,775        1,965
  Asia/Pacific                       8,088         872         7,012        2,523
  Other                              3,297         103         1,105           97
  Elimination - Inter-area sales   (12,348)          -             -            -
-------------------------------------------------------------------------------------------
  Totals                          $103,503    $17,491        $81,697      $23,008
-------------------------------------------------------------------------------------------
Year Ended July 31, 1994
  U.S. Operations                 $ 80,147     $13,477       $56,685      $37,026
  Europe                            13,631         809         7,579        1,428
  Asia/Pacific                       9,300         328         6,264        2,649
  Other                              3,095          83         1,066          149
  Elimination - Inter-area sales   (11,210)          -             -            -
-------------------------------------------------------------------------------------------
  Totals                          $ 94,963     $14,697       $71,594      $41,252
-------------------------------------------------------------------------------------------

Operating earnings are total revenues less operating expenses excluding other expense (income) and corporate expenses of: 1996 - $9,825,406; 1995 - $6,599,000; 1994 - $5,649,000. Corporate expenses include an allocated share of administrative costs and pollution-related expenses. Identifiable assets by industry segment include both assets directly identified with those operations and an allocated share of jointly used assets. Corporate assets consist of an allocated share of the buildings, furniture and fixtures, and equipment. Asia/Pacific operations are represented by subsidiaries located in Japan and Australia. European operations are represented by subsidiaries located in the United Kingdom, Ireland, France, Germany and Italy. Export sales to unaffiliated customers were: 1996 - $12,154,220; 1995 - $9,667,000;
1994 - $9,239,000. Net sales to two major customers who distribute the Company's products, including sales to distributors who the two customers acquired during fiscal 1996, were $27.7 million, $29.6 million and $28.6 million in fiscal 1996, 1995 and 1994, respectively.

NOTE M-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company uses various financial instruments as part of an overall strategy to manage exposure to market risk associated with interest and foreign exchange rate fluctuations. At July 31, 1996 the Company had foreign exchange contracts outstanding to exchange foreign currencies for U.S. dollars denominated in British pounds, Japanese yen, French francs, German deutschemarks and Italian lire, maturing at various dates. Maximum market risk is limited to the difference between the spot rate on the date of delivery and the contract price.

At July 31, 1996, the Company had outstanding a 7.5% interest rate cap on $5 million notional amount effective May 1, 1995 through May 1, 1998. The interest rate cap agreement has been entered into with a major financial institution which is expected to fully perform under the terms of the agreement.

During fiscal 1996, the Company entered into an interest rate swap agreement in connection with refinancing its Industrial Revenue Bonds. The agreement with a major financial institution fixes the floating interest rate at 5.89% through July 1, 2004, on a notional amount of $4,415,000. The financial institution which is party to the agreement is expected to fully perform under the terms of the agreement.

The fair value of these instruments is estimated using year-end quoted market rates or settlement values as if such instruments had been terminated at year end.

The carrying amounts and estimated fair value of the Company's financial instruments at July 31, 1996 and 1995 are as follows:


                                        1996                         1995
                            ----------------------------  ---------------------------
                            Carrying Amount  Fair Value   Carrying Amount  Fair Value
                            ---------------  -----------  ---------------  ----------
Foreign currency contracts       $4,304,000  $4,304,000        $3,328,000  $3,328,000
Interest rate cap                    62,412       7,100            98,076      34,000
Interest rate swap                 -            (75,000)         -             -

NOTE N-EXTRAORDINARY ITEM

During the year ended July 31, 1994, the Company redeemed the 7.98% Industrial Development Revenue Bonds issued in 1989. The Company recorded a charge of $295,000 net of $112,000 tax benefit or $.03 per share to write-off deferred finance charges and record a redemption premium and fees related to the 1989 Bonds.

NOTE O-SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial information for fiscal years ended July 31, 1996 and July 31, 1995 is presented below:


                                              1996 QUARTER ENDED                   1995 Quarter Ended
------------------------------------------------------------------------------------------------------------
                                     OCT 31   JAN 31   APR 30   JULY 31   Oct 31   Jan 31   Apr 30   July 31
------------------------------------------------------------------------------------------------------------
Net sales                            $27,335  $27,124  $29,502  $28,096   $24,167  $24,018  $26,893  $28,425
Gross profit                          13,842   13,803   15,359   12,189    12,157   12,445   14,068   14,763
Research and development               1,491    1,464    1,643    1,660     1,308    1,316    1,366    1,508
Earnings (loss) before income taxes    2,910    2,813    3,309   (3,149)    1,909    1,989    3,104    2,985
Income taxes                             988      957      676   (1,074)      678      733    1,133      821
Net earnings (loss)                    1,922    1,856    2,633   (2,075)    1,231    1,256    1,971    2,164
Net earnings (loss) per share        $   .24  $   .23  $   .32    ($.25)  $   .19  $   .19  $   .26  $   .27
------------------------------------------------------------------------------------------------------------

The net loss for the fourth quarter of fiscal 1996 includes the effects of revisions of estimates made in prior periods and of certain non-recurring charges. Due to the nature of certain of these fourth quarter adjustments, it is not practicable to determine the effects, if any, on prior periods. These adjustments amounted to $5 million pre-tax and $3.3 million ($.40 per share) after tax. On a pre-tax basis, these adjustments consisted of $1,050,000 from inventory costing adjustments and a higher-than-normal provision for inventory obsolescence; $2.8 million increase in the reserve for environmental remediation, and $2.8 million of sales credits and bad debt expense in the fourth quarter of fiscal 1996 compared to $1.5 million of sales credits and bad debt expense in the fourth quarter of fiscal 1995.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Gelman Sciences Inc.
Ann Arbor, Michigan

     We have audited the consolidated financial statements and the financial statement schedule of Gelman Sciences Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gelman Sciences Inc. and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
September 30, 1996

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
GELMAN SCIENCES INC. AND SUBSIDIARIES


                                                       Additions
                                             ------------------------------
                                 Balance at  Charged to                                      Balance at
                                 beginning    cost and       Charged to                        end of
          Description            of period    expenses   other accounts (1)  Deductions (2)    period
---------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 31, 1996         $1,310,000    $870,000       $(8,000)             $344,000  $1,828,000
 Deducted from Asset Accounts-
 Accounts Receivable Allowance

YEAR ENDED JULY 31, 1995         $  790,000    $564,000      $(14,000)             $ 30,000  $1,310,000
 Deducted from Asset Accounts-
 Accounts Receivable Allowance

YEAR ENDED JULY 31, 1994         $  927,000    $296,000        $8,000              $441,000  $  790,000
 Deducted from Asset Accounts-
 Accounts Receivable Allowance
---------------------------------------------------------------------------------------------------------

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



                                  By:  /s/ Charles Gelman
                                       ---------------------------------------
                                       GELMAN SCIENCES INC.
                                       Charles Gelman, Chairman of the
                                       Board and Chief Executive Officer
Dated:  October 7, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 7, 1996.


     /s/ Charles Gelman
     -----------------------------------------------------
     Chairman of the Board and
     Chief Executive Officer and Director

     /s/ Kim A. Davis
     -----------------------------------------------------
     President and Chief Operating Officer

     /s/ George Uveges
     -----------------------------------------------------
     Chief Financial Officer and Vice President - Administration

     /s/ Robert M. Collins
     -----------------------------------------------------
     Director

     /s/ John A. Geishecker, Jr.
     -----------------------------------------------------
     Director

     /s/ Saul H. Hymans
     -----------------------------------------------------
     Director

     /s/ Nina I. McClelland
     -----------------------------------------------------
     Director

     /s/ Charles Newman
     -----------------------------------------------------
     Director

                              GELMAN SCIENCES INC.


Report on Form 10-K for the fiscal year ended July 31, 1996.

                                 EXHIBIT INDEX

------------------------------------------------------------------------------------------------
 OFFICIAL                                                                    SEQUENTIAL
EXHIBIT NO.                      DESCRIPTION                                   PAGE NO.
------------------------------------------------------------------------------------------------
2              Agreement and Plan of Reorganization and Merger By and
               Among Memtec Limited, GSI Acquisition Corporation and
               the Company, incorporated by reference to the Form F-4
               Registration Statement filed with the Securities and
               Exchange Commission by Memtec Limited on or about
               October 17, 1996.

3(i) Restated Articles of Incorporation, incorporated by reference to Exhibit (3)(1) to the Company's Form 10-Q for the quarterly period ended January 31, 1995.

3(ii)          Bylaws, as amended December 14, 1995, by the Board of
               Directors.

4.1 Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company. The Company hereby agrees to furnish a copy of each such instrument to the Commission upon its request.

10.1 1978 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(2) to the Company's Form 10-K for the year ended July 31, 1987.

10.2           1988 Stock Plan, incorporated by reference to Exhibit
               10(6) to the Company's Form 10-K for the year ended
               July 31, 1988.

10.3           Warrant Agreement, dated December 16, 1987, with John
               A. Geishecker, incorporated by reference to Exhibit
               28.4 to the Company's Form S-8 Registration Statement
               No. 33-37235 filed with the Securities and Exchange
               Commission on October 9, 1990.

------------------------------------------------------------------------------------------------
 OFFICIAL                                                                    SEQUENTIAL
EXHIBIT NO.                      DESCRIPTION                                   PAGE NO.
------------------------------------------------------------------------------------------------
10.4           Warrant and Stock Appreciation Rights Agreement, dated
               January 12, 1989, with John A. Geishecker, incorporated
               by reference to Exhibits 28.7 to the Company's Form S-8
               Registration Statement No. 33-37235 filed with the
               Securities and Exchange Commission on October 9, 1990.

10.5           Warrant Agreement, dated January 12, 1989, with Nina
               I. McClelland, incorporated by reference to Exhibit
               28.10 to the Company's Form S-8 Registration Statement
               No. 33-37235 filed with the Securities and Exchange
               Commission on October 9, 1990.

10.6           Warrant Agreement, dated September 2, 1992, with
               Charles Newman, incorporated by reference to Exhibit
               10(14) to the Company's Form 10-K for year ended July
               31, 1993.

10.7           Consent Judgment in Kelley v. Gelman Sciences Inc.
               entered October 26, 1992, incorporated by reference to
               Exhibit 10(15) to the Company's Form 10-K for year ended July 31, 1993.

10.8           Amendment entered September 23, 1996, to the Consent
               Judgment in Kelley v. Gelman Sciences Inc. entered
               October 26, 1992.

10.9           Consent Judgment in State of Michigan v. Gelman
               Sciences Inc. entered October 26, 1992, incorporated by reference to Exhibit 10(16) to the Company's Form 10-K for year ended July 31, 1993.

10.10          Warrant Agreement, dated June 17, 1994, with Robert
               Collins, incorporated by reference to Exhibit 10(16) to the Company's Form 10-K for the year ended July 31, 1994.

10.11          Warrant Agreement, dated June 17, 1994, with John
               Geishecker, Jr., incorporated by reference to Exhibit
               10(17) to the Company's Form 10-K for the year ended
               July 31, 1994.

10.12          Warrant Agreement, dated June 17, 1994, with Saul
               Hymans, incorporated by reference to Exhibit 10(18) to the Company's Form 10-K for the year ended July 31, 1994.

10.13          Warrant Agreement, dated June 17, 1994, with Nina
               McClelland, incorporated by reference to Exhibit 10(19) to the Company's Form 10-K for the year ended July 31, 1994.

------------------------------------------------------------------------------------------------
 OFFICIAL                                                                    SEQUENTIAL
EXHIBIT NO.                      DESCRIPTION                                   PAGE NO.
------------------------------------------------------------------------------------------------
10.14          Warrant Agreement, dated June 17, 1994, with Charles
               Newman, incorporated by reference to Exhibit 10(20) to
               the Company's Form 10-K for the year ended July 31,
               1994.

10.15          Confidentiality, Anti-Competition and Termination
               Benefits Agreement between Mark A. Sutter and the
               Company, incorporated by reference to Exhibit 10(21) to the Company's Form 10-K for the year ended July 31, 1994.

10.16          Confidentiality, Anti-Competition and Termination
               Benefits Agreement between Edward J. Levitt and the
               Company, incorporated by reference to Exhibit 10(22) to the Company's Form 10-K for the year ended July 31, 1994.

10.17 Employment Agreement dated August 1, 1995, between the Company and Kim A. Davis, incorporated by reference to Exhibit 10(21) to the Company's Form 10-K/A
               (Amendment No. 1 for the fiscal year ended July 31, 1995), filed August 5, 1996.

10.18          First Amendment dated May 1, 1996, to Employment
               Agreement dated August 1, 1995, between the Company and
               Kim A. Davis.

10.19 Employment Agreement dated August 1, 1995, between the Company and Charles Gelman, incorporated by reference to Exhibit 10(22) to the Company's Form
               10-K/A (Amendment No. 1 for the fiscal year ended July
               31, 1995), filed with the Securities and Exchange
               Commission August 5, 1996.

10.20          First Amendment dated May 1, 1996, to Employment
               Agreement dated August 1, 1995, between the Company and
               Charles Gelman.

10.21 Waiver and Release dated May 1, 1996, by Kim A. Davis and Charles Gelman in favor of each other and in favor of the Company.

10.22          Service Agreement dated June 19, 1984, between
               Anthony Paul Kelly, the Company and Gelman Sciences
               Pty. Ltd.

10.23          Letter Agreement dated February 28, 1993, between
               Anthony Paul Kelly, the Company and Gelman Sciences
               Pty. Ltd., amending the Service Agreement dated June
               19, 1984, between Anthony Paul Kelly, the Company and
               Gelman Sciences Pty. Ltd.

------------------------------------------------------------------------------------------------
 OFFICIAL                                                                    SEQUENTIAL
EXHIBIT NO.                      DESCRIPTION                                   PAGE NO.
------------------------------------------------------------------------------------------------
10.24          Letter Agreement dated September 21, 1995, between
               Anthony Paul Kelly, the Company and Gelman Sciences
               Pty. Ltd., amending the Service Agreement dated June
               19, 1984, between Anthony Paul Kelly, the Company and
               Gelman Sciences Pty. Ltd. (Exhibit 10.18), as amended
               by the Letter Agreement dated February 28, 1993,
               between Anthony Paul Kelly, the Company and Gelman
               Sciences Pty. Ltd.

10.25          Promissory Note dated July 29, 1994, by Kelly Company
               Pty. Ltd. to Gelman Sciences Pty. Ltd.

10.26 Amendment dated August 1, 1996, of Promissory Note dated July 29, 1994, by Kelly Company Pty. Ltd. to
               Gelman Sciences Pty. Ltd.

10.27 Non-Employee Director Stock Plan ratified and approved by shareholder resolution at the Annual
               Meeting of Shareholders of the Company held on December
               15, 1996.

10.28 Executive Stock Ownership Plan ratified and approved by shareholder resolution at the Annual Meeting of Shareholders of the Company held on December 15, 1996.

10.29          Employment Agreement dated June 3, 1996, between
               George Uveges and the Company.

10.30 Non-Qualified Stock Option Agreement dated August 21, 1996, with George Uveges.

10.31 Non-Qualified Stock Option Agreement dated August 21, 1996, with Kim A. Davis.

11 Statement re computation of per share earnings for years ended July 31, 1996, 1995 and 1994.

21             Subsidiaries of the Registrant.

27             Financial Data Schedules
