Form 10-Q
period 1996-10-31
GELMAN SCIENCES INC
filed 1996-12-13
CIK 310252

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1996
                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

         Commission file number                                 I7828
         ------------------------------------------------------------

                              GELMAN SCIENCES INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             MICHIGAN                                 38-1614806
  -------------------------------------       ----------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)              Identification Number)

             600 South Wagner Road, Ann Arbor, Michigan  48103-9019
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (313) 665-0651
             -------------------------------------------------------
               (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At November 26, 1996, there were 8,039,067 shares of the Company's $.10 par value common stock outstanding.

                              GELMAN SCIENCES INC.
                                    INDEX


                                                                     Page
PART I.  Financial Information                                      Number

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of
            October 31, 1996 (Unaudited) and
            July 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . 3

            Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended
            October 31, 1996 and 1995 . . . . . . . . . . . . . . . . . 4

            Consolidated Statements of Cash Flow (unaudited)
            for the Three Months Ended
            October 31, 1996 and 1995 . . . . . . . . . . . . . . . . . 5

            Condensed Notes to Unaudited Consolidated
            Financial Statements  . . . . . . . . . . . . . . . . . . . 6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.  Other Information

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .  10

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  11

  Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

GELMAN SCIENCES INC.
Consolidated Balance Sheets
(Dollars in Thousands)

                                                       October 31,     July 31,
                                                          1996           1996
                                                     ------------   -----------
ASSETS                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents                           $  8,787      $  9,590
     Accounts receivable, less allowances                  25,655        26,442
     Inventories:
        Finished products                                   5,969         6,061
        Work in process                                       979         1,027
        Raw material and purchased parts                    4,089         4,663
                                                       ----------    ----------
                                                           11,037        11,751
     Other current assets                                   4,607         4,205
                                                       ----------    ----------
                  Total Current Assets                     50,086        51,988

Property, Plant and Equipment                              76,371        75,267
Less Allowances for Depreciation                          (42,135)      (41,143)
                                                       ----------    ----------
                                                           34,236        34,124
Intangibles and Other Assets                                2,050         2,108
                                                       ----------    ----------
                      Total Assets                      $  86,372     $  88,220
                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                    $  5,134      $  4,989
     Accrued expenses                                       6,829         7,077
     Current maturities of long-term debt                     159           163
                                                       ----------    ----------
               Total Current Liabilities                   12,122        12,229

Long-Term Debt, Exclusive of Current Maturities             7,809         7,704
Other Long-Term Liabilities                                 3,390         3,599
Stockholders' Equity:
     Preferred stock, par value $1.00 per share
     Common stock, par value $.10 per share                   803           794
     Additional capital                                    37,993        36,835
     Retained earnings                                     25,174        28,050
     Translation adjustments                                 (769)         (841)
     Less loan to Employee Stock Ownership Plan              (150)         (150)
                                                       ----------    ----------
               Total Stockholders' Equity                  63,051        64,688
                                                       ----------    ----------
     Total Liabilities and Stockholders' Equity         $  86,372     $  88,220
                                                       ==========    ==========

     See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share data)

                                                         Three Months Ended
                                                             October 31,
                                                      -----------------------
                                                          1996         1995
                                                      ----------   ----------
Net sales                                              $  28,335    $  27,335
Cost and expenses:
  Cost of products sold                                   15,265       13,493
  Selling and administrative                              10,484        9,574
  Research and development                                 1,458        1,491
  Merger related expenses                                  3,911            -
  Other expenses (income) - net                                2         (287)
                                                      ----------   ----------
Operating (loss) earnings                                 (2,785)       3,064
Interest expense                                             128          154
                                                      ----------   ----------
(Loss) earnings before income taxes                       (2,913)       2,910
Provision for income taxes                                   (37)         988
                                                      ----------   ----------
Net (loss) earnings                                    ($  2,876)    $  1,922
                                                      ==========   ==========

Primary (Loss) earnings per share                       ($  0.36)    $   0.24
                                                      ==========   ==========

Weighted average
common shares outstanding                                  7,974        8,145
                                                      ==========   ==========

  See Notes To Unaudited Consolidated Financial Statements.

GELMAN SCIENCES INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

                                                               Three Months Ended
                                                                  October 31,
                                                           -----------------------
                                                               1996         1995
                                                           ----------    ---------
Operating Activities
Net (loss) earnings                                         ($  2,876)   $  1,922
Loss on disposal of assets                                        106           -
Depreciation and amortization                                   1,310       1,172
Increase in deferred income taxes                                  12           -
Stock issued for employee service                                   5           -
Decrease in inventories                                           674       1,376
Decrease (increase) in accounts receivable                        708      (1,247)
Increase in other current assets                                 (315)       (475)
Decrease in current liabilities                                   (76)       (699)
Decrease in liabilities for environmental activities             (121)        (84)
Decrease in other long term liabilities                          (107)       (162)
                                                           ----------    --------
    Net Cash (Used in) Provided by Operating Activities          (680)      1,803

Financing Activities
Long-term debt borrowings                                         433         681
Principal payments on long-term debt                             (119)       (982)
Tax benefit from exercised stock options                          780         177
Proceeds from exercised stock options                             383         141
                                                           ----------   ---------
    Net Cash Provided by Financing Activities                   1,477          17

Investment Activities
Capital expenditures                                           (1,621)     (1,552)
Proceeds from sale of assets                                       11           -
Decrease (increase) in intangibles and other assets                11         (32)
                                                           ----------   ---------
    Net Cash Used in Investment Activities                     (1,599)     (1,584)

Effects of Exchange Rate Changes on Cash                           (1)         46
                                                           ----------   ---------
Net change in cash and cash equivalents during the period        (803)        282
Cash and cash equivalents at beginning of period                9,590       3,010
                                                           ----------   ---------
Cash and cash equivalents at end of period                  $   8,787   $   3,292
                                                           ==========   =========

          See Notes To Unaudited Consolidated Financial Statements.

                               GELMAN SCIENCES INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position of Gelman Sciences Inc. and subsidiaries as of October 31, 1996, and the results of their operations and cash flows for the three months ended October 31, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the year ended July 31, 1996. The results of operations for the three months ended October 31, 1996 and 1995 are not necessarily indicative of the results of the full year.

Pollution Related Matters

   The Company has settled several lawsuits related to groundwater contamination and has begun remediation activities. The remediation plan requires the Company to treat the groundwater to the extent necessary to reduce contaminants to a defined level. Total costs to the Company of pollution-related activities will be dependent upon the efficacy and duration of the remediation plan and obtaining a cost-free repository for treated groundwater. The ultimate costs incurred by the Company for the remediation activities could exceed the amount provided of $2.8 million at October 31, 1996. However, the Company believes that these additional costs, if any, will not have a material adverse effect on the Company's operations because the cash outflows would be spread over many future years.

Merger Related Expenses

   During the quarter, the Company terminated its merger agreement with Memtec Limited, pursuant to its rights under the Memtec merger agreement, and entered in a merger agreement with Pall Corporation. As a result of that termination, the Company recorded a $3.9 million pre-tax charge which included a $3.0 million termination fee due Memtec and other Memtec merger-related costs.

Income Taxes

   The Company's effective tax rate for the first quarter ended October 31, 1996 was 1.3% benefit versus a tax rate of 34% for the first quarter ended October 31, 1995. The 1.3% benefit rate is less than the statutory rate because the $3.0 million Memtec termination fee may not be deductible for U.S. income tax purposes. In addition, the financial results for the quarter ended October 31, 1996, included a tax benefit of $62,000 from the utilization of certain overseas net operating losses.

                              GELMAN SCIENCES INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Primary (loss) earnings per share

   For the first quarter ended October 31, 1996, primary loss per share was based on the weighted average number of outstanding common shares. The inclusion of common stock equivalent shares of 334,000 would have been antidilutive. For the three months ended October 31, 1995, primary earnings per share was based on the weighted average number of outstanding common shares plus common stock equivalents.

Merger Agreement with Pall Corporation

   On October 27, 1996, the Company signed a merger agreement with Pall Corporation under which Gelman shareholders will receive Pall Corporation common stock valued at approximately $33 per share. The merger, which is subject to the approval of the Company's shareholders, will be accounted for as a pooling of interests and qualify as a tax-free reorganization. As a result of the transaction, which is expected to close in early calendar 1997, the Company will become a wholly-owned subsidiary of Pall.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


   Net sales for the quarter ended October 31, 1996, increased $1.0 million or 4% to $28.3 million compared to $27.3 million for the quarter ended October 31, 1995. The sales growth was principally in the European and Asia-Pacific regions where sales grew 12% and 14%, respectively. Sales growth in the first quarter was slowed by the effect of the stronger dollar relative to other currencies, which decreased first quarter sales by 0.8%. Sales in the Americas were flat, despite Membrane and Lab sales increases of 11% and 4%, respectively. The Membrane and Lab sales increases were offset by decreases in domestic Medical Device and Process sales of 8% and 5%, respectively.

   Worldwide sales of Membrane increased 11%, reflecting continued marketing and new product development efforts directed at both OEM and diagnostic biomedia markets, while worldwide Laboratory sales increased 5%. Worldwide sales of Process filtration products increased 8% compared to the first quarter of the prior year as a result of continued growth in demand internationally in the chemical and beverage industries. Worldwide Medical Device sales decreased 4% as compared to the first quarter of the prior year. Process and Medical Device sales were negatively impacted as distributors and customers reduced their inventory levels of the Company's products. The inventory reduction and sales shortfall was due partially to uncertainty among the Company's distributors, customers and employees resulting from the July 22, 1996, announcement of the Company's planned merger with Memtec Limited, the subsequent announcement of merger discussions with Pall Corporation on October 10, 1996, and the execution of a merger agreement with Pall Corporation on October 27, 1996, which terminated the transaction with Memtec. In addition, first quarter Medical Device sales were negatively affected by consolidations of several key customers.

   The gross profit margin was 46.1% for the first quarter of fiscal 1997 as compared to 50.6% for the first quarter of fiscal 1996. The reduction in gross profit margin was due to product mix within our healthcare segment where a higher proportion of our lower margin filters used in hemodialysis were sold. Also contributing to the lower first quarter gross margin was an increase in manufacturing variances, including both scrap and obsolescence, and the impact of foreign exchange as the dollar strengthened relative to other currencies.

   Selling and administration expense increased by $0.9 million or 10% to $10.5 million for first quarter fiscal 1997 compared to $9.6 million for first quarter fiscal 1996. The increase was mainly in selling expense as the Company drives to increase market share consistent with our overall growth strategy. SG&A expenses, while higher than the first quarter of fiscal 1996, were reduced to a level below the third and fourth quarter of fiscal 1996 as the Company instituted cost reduction programs in response to lower-than-expected sales. Research and development expenses were essentially flat, as was interest expense.

   The Company incurred merger related expenses resulting from the termination of its merger agreement with Memtec Limited. As a result of the Merger termination, the Company paid Memtec Limited a fee of $3.0 million and expensed $911,000 of legal and professional cost related to the Memtec merger. The after-tax charge is $3.6 million or $.45 per share.

   Other Income declined $0.3 million primarily due to a non-recurring gain on foreign currency transactions recorded in the first quarter of fiscal 1996. The Company's effective tax rate for the quarter ended October 31, 1996 was a 1.3% benefit versus a tax rate of 34% for the quarter ended October 31, 1995. The 1.3% benefit rate is less than the U.S. statutory rate because the $3.0 million Memtec termination fee may not be deductible for U.S. income tax purposes.

   Net earnings decreased $4.8 million to a loss of $2.9 million or ($0.36) per share in first quarter fiscal 1997 compared to earnings of $1.9 million or $0.24 per share in first quarter fiscal 1996. The primary loss per share for the first quarter of fiscal 1997 was computed on the weighted average number of outstanding common shares. The inclusion of common stock equivalents would have been antidilutive.

Liquidity and Capital Resources

   For the first quarter of fiscal 1997, the Company generated $2.3 million, before the $3 million Memtec termination fee, of cash in its operating activities. This compares to cash provided from operations of $1.8 million for the same period of the prior year. The Company generated $1.5 million from its financing activities and funded capital expenditures of $1.6 million. Working capital at October 31, 1996 was $37.9 million compared to $39.7 million at July 31, 1996. The decrease in working capital was due to the $3 million Memtec termination payment, a reduction of trade receivables and a reduction of inventories. At October 31, 1996 the Company's unused portion of lines of credit under the revolving credit agreement was $15 million.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

   The Company, in the normal course of business, is involved in incidental, routine litigation, which, in the opinion of management, will not have a material impact on the financial condition of the Company. In addition, the Company continues to be a party to an ongoing legal action, Kelly v. Gelman Sciences Inc. (Circuit Court for Washtenaw County, Michigan, Case No. 88-34734-CE), arising under statutes regulating the discharge of materials into the environment or otherwise protecting the environment. The environmental matter has been described in Item 1. "Environmental Regulations" and Item 3. "Legal Proceedings" of the Company's Form 10-K for the year ended July 31, 1996. There has been no material development in the environmental matter since the filing of the Company's Form 10-K for the year ended July 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

 (2.1) Agreement and Plan of Reorganization and Merger By and Among Memtec Limited, GSI Acquisition Corporation and the Company, incorporated by reference from the Form F-4 Registration Statement filed with the Securities and Exchange Commission by Memtec Limited on or about October 17, 1996 (Registration No. 333-5804).

 (2.2) Agreement and Plan of Reorganization and Merger By and Among Pall Corporation, Pall Acquisition Corporation and the Company, incorporated by reference from the Form S-4 Registration Statement filed with the Securities and Exchange Commission by Pall
        Corporation on or about December 9, 1996 (Registration No. 333-17417).

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

 (27)   Financial Data Schedules

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GELMAN SCIENCES INC.
                           -----------------------------
                                  (Registrant)




Date: December 13, 1996  /s/    Charles Gelman
                         -----------------------------------
                         Chairman of the Board
                         and Chief Executive Officer




Date: December 13, 1996  /s/    George Uveges
                         ------------------------------------
                         Chief Financial Officer and
                         Vice President of Administration